Form 10QSB
period 2000-06-30
MICRON SOLUTIONS INC
filed 2000-08-21
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2000
                         Commission File Number 0-30233

                             MICRON SOLUTIONS, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                86-0577075
-------------------------------                             --------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

                8361 E. Evans Road, Suite 105, Scottsdale, AZ 85260
                ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (480)607-7243


                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes        No
 ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                    1,982,600
                                    ---------
                               On August 18, 2000
                              -------------------

Traditional Small Business Disclosure Format (Check One):

  X    Yes       No
 ---         ---
                                        1

ITEM 1.  Financial Statements



                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS AS OF JULY 31, 2000,
                           DECEMBER 31, 1999 AND 1998

                             MICRON SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                  Page
                                                                   No.
                                                                  ----

ACCOUNTANT'S AUDIT REPORT                                         F-1

FINANCIAL STATEMENTS

         Balance Sheets                                           F-2

         Statements of Operations                                 F-3

         Statements of Changes in Stockholder's Equity         F-4 - F-5

         Statements of Cash Flows                                 F-6

NOTES TO FINANCIAL STATEMENTS                                  F-7 - F-8

DALE Mcghie                                                Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                  1539 Vassar St. Reno, Nevada 89502
                                                              Tel: 702-332-7744
                                                              Fax: 702-332-7747



To the Board of  Directors
Micron Solutions,  Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT

I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the seven months ended July 31, 2000 , and the related statements of operations, changes in stockholders' equity and cash flows for the seven months then ended, in accordance with standards established by the American Institute of of Certified Public Accountants. All information included in these financial statements is Representation of the management of Micron Solutions Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am unaware of any material modifications that should be made to the accompanying financial statements to be in conformity with generally accepted auditing standards

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 of the financial statements. The Company is currently dormant and has no productive assets. The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.

The financial statements for the years ended December 31, 1999 and 1998, were audited by me and I expressed an unqualified opinion on them in my report dated March 2000., but I have not performed any auditing procedures since that date

By: /s/ W. Dale McGhie CPA
---------------------------
        W. Dale McGhie

Reno, Nevada
August 15, 2000

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    FOR THE SEVEN MONTHS ENDED JULY 31, 2000
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                   31-Jul
                                                    2000       1999       1998
                                                   -------    -------    -------
 CURRENT ASSETS

              Cash                                   6,181      7,160      1,932

 PROPERTY AND EQUIPMENT
              Website                                7,248        980       --
              Computers                              3,500       --         --
              less accumnulated deprec              (1,190)      --         --
                                                   -------    -------    -------
                                                     9,558        980       --
 OTHER ASSETS
              Organizational Costs                    --         --       12,026
                                                   -------    -------    -------
                                                    15,739      9,120     13,958
                                                   =======    =======    =======

LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
              Accounts payable                       1,900       --         --
                                                   -------    -------    -------

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              1,982,600 shares in 1998, and
              1997 and 981,600 in 1996               1,983      1,983      1,983

              Paid in Capital                       42,794     29,396     12,043

              Deficit accumulated during
              the development  stage               (30,938)   (23,239)       (68)
                                                   -------    -------    -------
              Total equity                          13,839      8,140     13,958
                                                   -------    -------    -------
                                                    15,739      8,140     13,958
                                                   =======    =======    =======


   The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE SEVEN MONTHS ENDED JULY 31, 2000
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                         Inception at
                                                                         Development
                                       31-Jul                             Stage to
                                        2000        1999        1998      31-Jul-00
                                      --------    --------    --------    --------
REVENUE                               $   --      $   --      $   --      $   --
                                      --------    --------    --------    --------

OPERATING COSTS AND

 EXPENSES

             Legal & Professional        5,001      10,003        --        15,004
             Organizational Costs       12,026        --        12,026
             Bank Fees                      35          70          68         173
             Credit Card Fees              182        --          --           182
             Depreciation                1,190        --          --         1,190
             Office Supplies                69        --          --            69
             Postage                       300        --          --           300
             Printing                      134        --          --           134
             Repair and Miantenance        179        --          --           179
             Rent                          609        --          --           609
                                      --------    --------    --------    --------

             Net Income (Loss)        $ (7,699)   $(22,099)   $    (68)   $(29,886)
                                      ========    ========    ========    ========

             (Loss) per share         $ (0.003)   $ (0.011)       --          --
                                      ========    ========    ========    ========


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE SEVEN MONTHS ENDED JULY 31, 2000
                  AND THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                                                 Deficit
                                                                                               Accumulation
                                   Common    Stocks             Paid in         Retained         through
                                     Issued          Amount        Capital      Earnings       Development Stage
                                   -----------    -----------    -----------    -----------    -----------
 Balance December 31,
 1995                                4,908,002         24,540      1,921,691     (2,486,325)          --

 Write off Liabilities  note 1            --             --             --          540,094           --

 Reverse stock split of
 five shares surrendered
 for one share issued               (3,925,402)       (23,559)        23,559           --             --

 Quasi - reorganization - note 1          --             --       (1,946,231)     1,946,231           --

 Net (Loss) for the year
 ending December 31,
 1996                                     --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------
 Balance December 31
 1996                                  982,600            981           (981)          --             --

 Issue of shares in Micron               1,000              1          9,175           --             --
 Solutions, Inc for cost

 Issue of shares in Shillelagh
 for services, no value              1,000,000          1,000         (1,000)          --             --

Net (Loss) for the  year
  ending December 31,
  1997                                    --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------
Balance December 31,
1997                                 1,983,600          1,983          7,194           --             --

Contributed Capital                       --             --            4,649           --             --
Net (loss) for the year
ending December 31
1998                                      --             --             --             --              (68)
                                   -----------    -----------    -----------    -----------    -----------
Balance December 31,
1998                                 1,983,600    $     1,983    $    12,043    $      --      $       (68)
                                   -----------    -----------    -----------    -----------    -----------

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE SEVEN MONTHS ENDED JULY 31, 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   CONTINUED

                                                                        Deficit
                                                                     Accumulation
                            Common   Stocks     Paid in    Retained    since Dev
                           Issued     Amount    Capital    Earnings      Stage
                         ---------   -------   ---------   --------   ---------
Contributed Capital           --        --         17353       --          --

Net (loss) for the
Year Ended December 31
                  1999        --        --          --         --       (23,171)
                         ---------   -------   ---------   --------   ---------
Balance December 31
                  1999   1,982,600   $ 1,983   $  29,396   $   --     $ (23,239)
                         =========   =======   =========   ========   =========
Contributed Capital           --        --     $  13,397       --          --

Net Loss for the
seven months ended
   31-Jul-00                  --        --          --         --     $  (7,699)
                         ---------   -------   ---------   --------   ---------
Balance July 31, 2000    1,982,600      1983    $ 42,793       --     $ (30,398)
                         =========   =======   =========   ========   =========


   The accompanying Notes are an integral paret of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                    FOR THE SEVEN MONTHS ENDED JULY 31, 2000
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    Inception at
                                                                                    development
                                                 July 31                            stage to
                                                   2000        1999        1998     31-Jul-00
                                                 --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                            $ (7,698)   $(23,171)   $    (68)   $(30,937)
             Adjustments to reconcile net loss
             to net cash used by operating
             activities:
             Depreciation                           1,190        --          --      $  1,190
             Net (Increase) Decrease in
             Organizational Costs - Note 1           --        12,026      (1,200)       --

             Purchases of Equipmemnt               (9,768)       (979)       --       (10,748)

             Increase (Decrease)
             in Accounts Payable                    1,900        --        (1,650)      1,900
                                                 --------    --------    --------    --------

             Net Cash provided (used) by
             operating Activities                 (14,367)    (12,124)     (2,918)    (36,384)
                                                 --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital        13,397      17,353       4,850      44,776
                                                 --------    --------    --------    --------

             Net cash provided by
               Financing Activities                13,397      17,353       4,850      44,776
                                                 --------    --------    --------    --------

             Increase in Cash                        (979)      5,228       1,932       8,382

             Cash and Cash Equivalents,
             beginning of year                      7,160        --          --          --
                                                 --------    --------    --------    --------
             Cash and Cash Equivalents,
               end of year                       $  6,181    $  7,160    $  1,932    $  6,181
                                                 ========    ========    ========    ========


    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND HISTORY:

Micron Solutions Inc., (Micron) was formed on September 5, 1997 as a Nevada corporation in order to complete a merger with Shillelagh Ventures, Chartered (Shillelagh), both corporations have been inactive except for spending on reorganization costs during 1997 and 1998. Micron Solutions Inc., is the surviving company. Shillelagh Ventures, Chartered was an active holding company until 1991 at which time they ceased operations on August 31, 1991 Shillelagh showed liabilities totaling $340,031. Management believes these liabilities no longer are valid and the statute of limitations have caused them to be uncollectable and they were written off.

On the ninth of September, 1997, the shareholders of Shillelagh exchanged five shares of its $.005 par value common stock for each one share of Micron $.001 par value common stock. The shareholders then voted to reorganize and through a Quasi-reorganization eliminated its deficit retained earnings of $1,976,231. There were no adjustments to Assets or Liabilities.

NATURE OF BUSINESS:

The Company provides specialized services directed to the investment community, (such as researching stock as to value and name changes) and also to the general public through the internet..

ASSETS AND LIABILITIES:

To the best of management's knowledge, there are no assets or liabilities within the company, except those acquired between 1997, and 2000 in order to affect the reorganization.

USE OF ESTIMATES:

The preparation of financial statements in conformity with general accepted accounting principals require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

ORGANIZATION COSTS:

The Company has adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-UP Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, Organizational costs were expensed in 1999. For Federal Income tax reporting, organization costs are capitalized and amortized over a 5-year period after commencement of operations.

EARNINGS PER SHARE:

The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 1,982,600 in 2000, 1999, 1998, 1997.

INCOME TAX:

Due to no earnings as of July 31, 2000, no provision for Federal income taxes has been made.

DIVIDEND POLICY:

The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 1999, DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 - CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment consists of a Computer and Web-site, which shall be depreciated over a period of five years using the straight-line method. beginning in January of 2000.

NOTE 2 - GOING CONCERN

As discussed in Note 1, the company has been in a dormant stage since 1991. The company has no productive asset and may have prior unknown liabilities. The company plans include infusing capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise concern about the company's ability to continue as a going concern.

NOTE 3 - NET OPERATING LOSS CARRY FORWARD

Because of the change in ownership and the value of Shillelagh the net operating loss carry forward prior to 1997 will be negligible. Net operating losses occurring after 1996 can be carried forward to be used against future earnings for a 15-year period.

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Company's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         The  Company  has  not  had   revenues  in  the  last  two  (2)  years.
Accordingly, management's plan of operations follows:

Plan of Operation

         During the third and forth quarters of 2000, management intends to continue to organize the Company's operations. This includes drafting promotional materials and sending such materials to prospective clients. Management also plans to create a website for the promotion of the Company's business.

         Management already has obtained facilities and basic office equipment in connection with its initial operations. The Company's operating office is located at 8361 East Evans Road, Suite 105, Scottsdale, Arizona 85260. The Company's office equipment is minimal, but is sufficient for the Company's initial operating needs.

         During the six (6) months which follow the filing of the Company's Form 10- SB, management intends to contact potential clients and otherwise advertise and promote the Company's services. Such advertising and promotion shall include maintenance of the Company's website, direct mailings to potential corporate clients, and telephone contact with such potential clients. In this fashion, management intends to build a base of clients.

         Management does not anticipate revenues which will fully support the Company's expense needs for a period of six (6) months from its initial operations. During that time, the Company's officers and directors intend to use personal funds to cover the Company's expenses. In this regard, management anticipates that the Company's operating expenses for the first full year of operations will be approximately $38,000. Officers and directors contributing cash to the Company will be compensated either through the issuance of stock or through the execution of promissory notes.

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.


ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

         (2)  Plan of acquisition, reorganization, liquidation or succession:
              NONE.

         (3)  (i)  Articles of Incorporation *
              (ii) By-laws *

* Incorporated by reference from the Registrant's Form 10-SB.

B.       Reports on Form 8-K.

         The Registrant did not file reports on Form 8-K during the quarter covered by this report.



                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: AUGUST 21, 2000.                         MICRON SOLUTIONS, INC.

                                                /s/ Mark Riddle
                                                --------------------------
                                                    Mark Riddle, President