Form 10QSB
period 2000-03-31
MICRON SOLUTIONS INC
filed 2000-12-20
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2000
                         Commission File Number 0-30233

                             MICRON SOLUTIONS, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Nevada                                         88-0577075
-------------------------------------------                  ------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

               8361 E. Evans Road, Suite 105, Scottsdale, AZ 85260
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (480) 607-7243

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Common Stock, Par
                  Value $0.001 Per Share                1,982,600
                  ----------------------          ---------------
                        ( Title of Class)         (Number of Shares
                                                  Outstanding on
                                                  March 31, 2000 and on
                                                  December 19, 2000

Traditional Small Business Disclosure Format (Check One):

[X] Yes  [  ] No

ITEM 1.  Financial Statements

1

                             MICRON SOLUTIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS AS OF MARCH 31, 2000

                             MICRON SOLUTIONS, INC.

                                TABLE OF CONTENTS

                                                                  Page
                                                                  No.
                                                                  ----

ACCOUNTANT'S AUDIT REPORT                                          1

FINANCIAL STATEMENTS

         Balance Sheets                                            2

         Statements of Operations                                  3

         Statements of Changes in Stockholder's Equity             4-5

         Statements of Cash Flows                                  6

NOTES TO FINANCIAL STATEMENTS                                      7-8

DALE MCGHIE                                                 Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                               Tel: 702-332-7744
                                                               Fax: 702-332-7747



To the Board of  Directors
Micron Solutions,  Inc.

Reno, NV

                            ACCOUNTANT'S AUDIT REPORT

I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the three months ended March 31, 2000, and 1999,

 and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is representation of the management of Micron Solutions Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

 .
Based on my review, I am unaware of any material modifications that should be made to the accompanying financial statements to be in conformity with generally accepted auditing standards

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 of the financial statements. The Company is currently dormant and has no productive assets. The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.

The financial statements for the year ended December 31, 1999 were audited by me and I expressed an unqualified opinion on them in my report dated January 15, 2000., but I have not performed any auditing procedures since that date

By: /s/ W. Dale Mc Ghie
-----------------------
        W. Dale Mc Ghie CPA


Reno, Nevada
December 1, 2000

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEAR END

                                     ASSETS

                                                   31-Mar-00   12/31/99
                                                  (UNAUDITED)  AUDITED
                                                   --------    --------
 CURRENT ASSETS
              Cash                                    6,392       7,160

 PROPERTY AND EQUIPMENT
              Website                                 5,768         980
                 Less Accumulated Depreciation         (299)
                                                   --------    --------

                                                   $ 11,861    $  8,140
                                                   ========    ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
              Accounts payable                        1,108
                                                   --------    --------

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              1982600 shares at March 31, 2000        1,983       1,983


              Paid in Capital                        34,292      29,396

              Deficit accumulated during
              the development  stage                (25,522)    (23,239)
                                                   --------    --------

              Total equity                           10,753       8,140
                                                   --------    --------

                                                   $ 11,861    $  8,140
                                                   ========    ========


    The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                         3 months          3 months        Inception at
                                          ended             ended          Development
                                        31-Mar-00          3/31/99           Stage to
                                       (Unaudited)        (unaudited)       31-Mar-00
                                      --------------    --------------    --------------

REVENUE                                         $ -               $ -      $
                                      --------------    --------------    --------------

OPERATING COSTS AND
 EXPENSES

             Legal & Professional             1,895                              12,948
             Organizational Costs                                                12,026
             Bank Fees                           21                21               181
             Credit Card Fees                    68                                  68
             Depreciation                       299                                 299
                                      --------------    --------------    --------------

             Net Income (Loss)             $ (2,283)            $ (21)        $ (25,522)
                                      ==============    ==============    ==============

             (Loss) per share              NIL               NIL               NIL
                                      ==============    ==============    ==============


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                      AND FROM INCEPTION TO MARCH 31, 2000

                                                                                         Deficit
                                                                                         Accumulation
                                Common         Stocks        Paid in       Retained      through
                                Issued         Amount        Capital       Earnings      Development Stage
                             -----------    -----------    -----------    -----------    -----------
 Balance December 31, 1995     4,908,002         24,540      1,921,691     (2,486,325)          --

 Write off Liabilities
  note 1                            --             --             --          540,094           --

 Reverse stock split of
 five shares surrendered
 for one share issued         (3,925,402)       (23,559)        23,559           --             --

 Quasi - reorganization -
  note 1                            --             --       (1,946,231)     1,946,231           --

 Net (Loss) for the year
 ending December 31, 1996           --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------

 Balance December 31 1996        982,600            981           (981)          --             --

 Issue of shares in Micron         1,000              1          9,175           --             --
 Solutions, Inc for cost

 Issue of shares in
 Shillelagh for services,
 no value                      1,000,000          1,000         (1,000)          --             --

 Net (Loss) for the  year
  ending December 31, 1997          --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997      1,983,600          1,983           7194           --             --

Contributed Capital                 --             --             4649           --             --

Net (loss) for the year
ending December 31 1998             --             --             --             --              (68)
                             -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998      1,983,600    $     1,983    $    12,043    $      --      $       (68)
                             -----------    -----------    -----------    -----------    -----------

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                      AAND FROM INCEPTION TO MARCH 31, 2000
                                   CONTINUED

                                                                          Deficit
                                                                          Accumulation
                             Common   Stocks       Paid ion    Retained   sincer inception
                           Issued      Amount      Capital     Earnings   to 3/31/00
                          ---------   ---------   ---------   ---------   ---------
Contributed Capital            --          --        17,353    --        --

Net (loss) for the
Year Ended December 31
1999                           --          --          --      --           (23,171)
                          ---------   ---------   ---------   ---------   ---------

Balance December 31
1999                      1,982,600   $   1,983      29,396    --         $ (23,239)
                          ---------   ---------   ---------   ---------   ---------

Contributed Capital            --          --         4,895    --                --

Net (loss) for the
Quarter ended 3/31/00          --          --          --      --         $  (2,283)
                          ---------   ---------   ---------   ---------   ---------

Baalance March 31, 2000
(Unaudited)               1,982,600   $   1,983   $  34,291   $--         $ (25,522)
                          =========   =========   =========   =========   =========


   The accompanying Notes are an integral paret of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                      AND FROM INCEPTION TO MARCH 31, 2000
                                                                    Inception at
                                                                     development
                                                  31-Mar     31-Mar    stage to
                                                  2000        1999     31-Mar-00
                                                 -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                             (2,283)       (21)   (25,522)
             Adjustments to reconcile net loss
             to net cash used by operating
             activities:
             Depreciation                            299       --          299
             Net (Increase) Decrease in
             Organizational Costs - Note 1

             Purchases of Equipmemnt              (4,768)      --       (5,768)

             Increase (Decrease)
             in Accounts Payable                   1,109       --        1,109
                                                 -------    -------    -------

             Net Cash provided (used) by
             operating Activities                 (5,663)       (21)   (29,882)
                                                 -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and              --         --        1,983
             amounts contributed to capital        4,895       --       34,291
                                                 -------    -------    -------


             Net cash provided by
               Financing Activities                4,895       --       36,274
                                                 -------    -------    -------

             Increase in Cash                       (768)      --        6,392

             Cash and Cash Equivalents,
             beginning of year                     7,160        (68)      --
                                                 -------    -------    -------

             Cash and Cash Equivalents,
               end of year                         6,392        (89)     6,392
                                                 =======    =======    =======


    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

EARNINGS PER SHARE:

The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 1,982,600 in 2000.

INCOME TAX:

Due to no earnings as of March 31, 2000, no provision for Federal income taxes has been made.

DIVIDEND POLICY:

The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (CONTINUED)

DEPRECIATION - Depreciation o f assets is based on a useful life of 5 years using a s straight-line method

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

NOTE 3 - NET OPERATING LOSS CARRY FORWARD

Because of the change in ownership and the value of Shillelagh the net operating loss carry forward prior to 1997 will be negligible. Net operating losses occurring after 1997 can be carried forward to be used against future earnings for a 15-year period as follows:

                           Y/E 12/31/98  expires 2013
                           Y/E 12/31/99  expires 2014
                           Y/E 12/31/00  expires 2015

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

         The  Company  has  not  had   revenues  in  the  last  two  (2)  years.
Accordingly, management's plan of operations is as follows:

         During the second quarter of 2000, management intends to organize the Company's operations. This includes drafting promotional materials and sending such materials to prospective clients. Management also plans to create a website for the promotion of the Company's business.

         Management already has obtained facilities and basic office equipment in connection with its initial operations. The Company's operating office is located at 8361 East Evans Road, Suite 105, Scottsdale, Arizona 85260. The Company's office equipment is minimal, but is sufficient for the Company's initial operating needs.

         During the six (6) months which follow the filing of this Form 10-SB, management intends to contact potential clients and otherwise advertise and promote the Company's services. Such advertising and promotion shall include maintenance of the Company's website, direct mailings to potential corporate clients, and telephone contact with such potential clients. In this fashion, management intends to build a base of clients.

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

         Management also intends to make the Company available for combination with other businesses. While no such combination is currently contemplated, the combination of the Company with another business could be more advantageous to the Company and its shareholders than the continued operation of the Company's current line of business. If a suitable combination is not available, management intends to continue the Company's operations as described above.

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

Dated: December 19, 2000.

                                            MICRON SOLUTIONS, INC.

                                            By:/s/ Mark R iddle
                                            -------------------
                                                   Mark Riddle
                                                   President