Form 10QSB
period 2000-09-30
MICRON SOLUTIONS INC
filed 2000-12-21
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                             SECURITIES ACT OF 1934

                For the Quarterly period ended September 30, 2000
                         Commission File Number 0-30233

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

[ ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Common Stock, Par
                  Value $0.001 Per Share                1,982,600
                  ----------------------          ---------------
                        ( Title of Class)         (Number of Shares
                                                  Outstanding on
                                                  September 30, 2000
                                                  and on Dec. 19, 2000)

Traditional Small Business Disclosure Format (Check One):

[X] Yes  [ ] No

ITEM 1.  Financial Statements


                             MICRON SOLUTIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

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

DALE MCGHIE                                                 Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                               Tel: 702-332-7744
                                                               Fax: 702-332-7747



To the Board of  Directors
Micron Solutions,  Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT

I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the three and nine months ended September 30, 2000, and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is representation of the management of Micron Solutions Inc.

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

The financial statements for the years ended December 31, 1999, were audited by me and I expressed an unqualified opinion on them in my report dated January 15, 2000, but I have not performed any auditing procedures since that date.

By: /s/ W. Dale Mc Ghie
-----------------------
        W. Dale Mc Ghie CPA


Reno, Nevada
December 1, 2000

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR END


                                     ASSETS

                                               30-Sep-00   12/31/99
                                              (UNAUDITED)   AUDITED
                                               --------    --------
 CURRENT ASSETS
          Cash                                    4,911       7,160

 PROPERTY AND EQUIPMENT
          Website                                 9,177         980
          Computer                                4,335        --
             Less Accumulated Depreciation       (1,260)       --
                                               --------    --------

                                               $ 17,163    $  8,140
                                               ========    ========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
          Accounts payable                         --          --

                                               --------    --------

 STOCKHOLDER'S EQUITY
          Common Stock; $0.001 par
           value, 100,000,000 shares
          authorized; issued and outstanding
          1982600 Shares at Sept. 30, 2000        1,983       1,983


          Paid in Capital                        46,146      29,396

          Deficit accumulated during
          the development  stage                (30,966)    (23,239)
                                               --------    --------

          Total equity                           17,163       8,140
                                               --------    --------

                                               $ 17,163    $  8,140
                                               ========    ========


         The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                 3 months        3 mo         9 months        9 months       Inception at
                                  ended          ended         ended           ended         Development
                                30-Sep-00      30-Sep-99      9/30/00         9/30/99        Stage to
                               (Unaudited)    (unaudited)   (Unaudited)     (Unaudited)      9/30/00
                                --------         -----       --------        --------        --------
REVENUE                         $   --           $ --        $   --          $   --          $   --
                                --------         -----       --------        --------        --------

OPERATING COSTS AND
 EXPENSES

         Legal & Professional      1,206          --            5,683            --            16,737
         Organizational Costs       --            --             --            12,026          12,026
         Bank Fees                    21            21             63             181             223
         Credit Card Fees             75          --              217              68             217
         Depreciation                589          --             1260            --             1,260
         Office Supplies            --            --               69            --                69
         Postage                    --            --              300            --               300
         Printing                   --            --              134            --               134
                                --------         -----       --------        --------        --------

         Net Income (Loss)      $ (1,891)        $ (21)      $ (7,726)       $(25,522)       $(30,966)
                                ========         =====       ========        ========        ========

         (Loss) per share            NIL         NIL              NIL             NIL             NIL
                                ========         =====       ========        ========        ========


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                    AND FROM INCEPTION TO SEPTEMBER 30, 2000

                                                                                         Deficit
                                                                                         Accumulation
                                Common         Stocks        Paid in       Retained      through
                                Issued         Amount        Capital       Earnings      9/30/00
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

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                    AND FROM INCEPTION TO SEPTEMBER 30, 2000
                                   CONTINUED

                                                                          Deficit
                                                                          Accumulation
                             Common   Stocks       Paid ion    Retained   sincer inception
                           Issued      Amount      Capital     Earnings   to 6/30/00
                          ---------   ---------   ---------   ---------   ---------
Contributed Capital            --          --        17,353    --                --

Net (loss) for the
Year Ended December 31
1999                           --          --          --      --           (23,171)
                          ---------   ---------   ---------   ---------   ---------

Balance December 31
1999                      1,982,600   $   1,983      29,396    --         $ (23,239)
                          ---------   ---------   ---------   ---------   ---------

Contributed Capital            --          --        16,750    --                --

Net (loss) for the
9 months ended 9/30/00         --          --          --      --         $  (7,727)
                          ---------   ---------   ---------   ---------   ---------

Baalance September 2000
(Unaudited)               1,982,600   $   1,983   $  46,146   $--         $ (30,966)
                          =========   =========   =========   =========   =========


   The accompanying Notes are an integral paret of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    AND FROM INCEPTION TO SEPTEMBER 30, 2000

                                                                    Inception at
                                                                     development
                                              30-Sep      30-Sep     stage to
                                               2000        1999      30-Sep-00
                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Loss                            $ (7,727)   $    (63)   $(30,966)
         Adjustments to reconcile net loss
         to net cash used by operating
         activities:-
         Depreciation                           1,260        --      $  1,260
         Net (Increase) Decrease in
         Organizational Costs - Note 1

         Purchases of Equipmemnt              (12,532)       --       (13,512)

         Increase (Decrease)
         in Accounts Payable                     --          --          --
                                             --------    --------    --------

         Net Cash provided (used) by
         operating Activities                 (18,999)        (63)    (43,218)
                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Sale of Capital Stock and               --          --         1,983
         amounts contributed to capital        16,750        --        46,146
                                             --------    --------    --------


         Net cash provided by
           Financing Activities                16,750        --        48,129
                                             --------    --------    --------

         Increase in Cash                      (2,249)       --         4,911

         Cash and Cash Equivalents,
         beginning of year                      7,160         (68)       --
                                             --------    --------    --------

         Cash and Cash Equivalents,
           end of year                       $  4,911    $   (131)   $  4,911
                                             ========    ========    ========


    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

INCOME TAX:
Due to no earnings as of September 30, 2000, no provision for Federal income taxes has been made.

DIVIDEND POLICY:
The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (CONTINUED)


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

         The  Company  has  not  had   revenues  in  the  last  two  (2)  years.
Accordingly, management's plan of operations is as follows:

Plan of Operation

         During the fourth quarter of 2000 and the first quarter of 2001, management intends to continue to expand the Company's operations. The company has created its website for the promotion of the company's business. The website, located at www.loststockholders.com, provides a portal for clients to the company's services of obtaning unclaimed shares of stock for individuals entitled to such shares but have not claimed such shares as the result of a recent move, divorce or death in the family.

         Management operates out of its facilities located at 8361 East Evens Road, Suite 105, Scottsdale, Arizona 85260. The Company's office equipment continues to be minimal, but is sufficient for the Company's initial operating needs.

         During the next six (6) months, management intends to continue to contact potential clients and otherwise advertise and promote the Company's services. The company has begun to build its base of clients and intends to expand that base in the next six months.

         Management does not anticipate revenues which will fully support the Company's expense needs for the next six (6) months of its operations. During that time, the Company's officers and directors intend to use personal funds to cover the Company's expenses. In this regard, management anticipates that the Company's operating expenses for the first full year of operations will be compensated either through the issuance of stock or through the execution of promissory notes.

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

Dated: December 19, 2000.

                                                     MICRON SOLUTIONS, INC.

                                                     By: /s/ Mark Riddle
                                                     -------------------
                                                             Mark Riddle
                                                             President