Form 10KSB
period 2000-12-31
MICRON SOLUTIONS INC
filed 2001-04-02
CIK 1109486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 2000
                         Commission file number 0-17268


                             MICRON SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                                   86-0577075
---------------------------                                   ----------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

  8361 E. Evans Road, Suite 105, Scottsdale, AZ                85260
------------------------------------------------              ------
(Address of principal executive offices)                    (Zip Code)

Issuer's Telephone number:   (480) 607-7243
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
         Common Stock                                None

Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock, Par Value $0.001 Per Share
                                     ----------------------------------------
                                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $0.00

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00 (The shares of the Company's common stock currently are not traded or listed on any exchange or quotation system. Accordingly, no sales or bid information is available.)

PART I

--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

(a)      Business Development

         MICRON SOLUTIONS, INC. (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on September 5, 1997. On December 4, 1997, Shillelagh Ventures Chartered ("Shillelagh"), a Utah corporation, was acquired by the Company through a merger.

         Shillelagh was originally incorporated under the laws of the State of Utah on January 18, 1974 under the name of Northwestern Construction Company ("Northwestern"). Northwestern became a publicly-held company on August 27, 1976 through a distribution of 24,000 shares of its common stock to the stockholders of World Electors, Inc. On January 28, 1987 it changed its name to Shillelagh Ventures, Chartered.

         On April 15, 1987 Shillelagh offered 5,000,000 shares of its common stock through a Private Placement Memorandum. On June 10, 1988, the Company offered a maximum of 1,625,000 units and a minimum of 900,000 units consisting of one (1) share of common stock and one (1) Class A Warrant per Unit. The Company filed a Registration Statement on Form S-18 with respect to the Units of the Company offered.

         Shillelagh was a reporting company, filing under Commission file number 0- 17268. To management's knowledge, the last filing made on Shillelagh's behalf was a Form 10-Q filed in the first quarter of 1989. At that time, Shillelagh was a start-up company which intended to engage in the satellite communications business and the leasing of related and other equipment. Some time after that date, Shillelagh became inactive. In July of 1992, Shillelagh's charter was revoked by the State of Utah and the Company was involuntarily dissolved.

         Having learned that the Company had been dissolved and abandoned by past management, a group of shareholders sought to have Shillelagh's charter reinstated in 1997. In that regard, a petition to reinstate Shillelagh's charter was filed in the Third District Court in Salt Lake County, State of Utah on April 28, 1997. On August 12, 1997, the Third District Court entered an order reinstating the Company's charter. The shareholders then installed new management.

         New management entered into a merger agreement with Micron Solutions, Inc., a Nevada corporation on September 9, 1997. Micron was incorporated on September 5, 1997 for the purpose of this merger. At the time of the merger, Shillelagh had an authorized capitalization of 10,000,000 shares of common stock, having a par value of $0.005 per share, of which 9,908,002 shares were issued and outstanding. At that same time, Micron had a capitalization of 100,000,000 shares of common stock, having a par value of $0.001 per share, of which 1,000 shares were outstanding. Micron, the Nevada corporation, was the surviving corporation.

         Currently, the Company has a capitalization of 100,000,000 shares of common stock with a par value of $0.001 per shares, of which 1,982,600 shares are issued and outstanding. The Company currently has 404 shareholders.

(b)      BUSINESS OF THE ISSUER

(1)      Principal Products and Services and Their Markets

         The Company provides specialized services directed to the investment community but available to the general public through the internet. Revenue is derived by clients willing to pay for specific information as to their investment holdings as follows:

         By accessing internet web-sit STOCKTRACING.COM (a domain name owned by Micron Solutions, Inc.), a potential client can have any stock certificate (old, new or obsolete) researched for current status and value. The service is designed to inform holders of certificates of stock in companies that have merged, changed names, been bought out of failed, etc. whether there is any current value attached to their certificates. The fee for a search in this category is $30.00. Should the client have a certificate of value, the company will process it for an additional fee at the owner's discretion.

         The Company is also the owner of the domain name LOSTSTOCKHOLDERS.COM and is developing a web-site for the purpose of listing shareholders of publicly listed companies that have been classified as lost, missing, dormant, etc. Access to the web-site and search by name of record will be free of charge, however, additional information as to value, company name, along with how and where to collect any property will be furnished for a fee of $50.00 along ith proper shareholder identification.

         The Company plans to develop and/or acquire other businesses when the opportunity becomes available.

(2)      Distribution Methods

         The Company intends to market its products and services through direct mailings and through the maintenance of an Internet website which describes such services and products.

(3)      Status of Publicly Announced New Products or Services

         To date, the Company has not publicly announced the availability of its services or products.

(4)      Competitive Business Conditions

         There are several corporations engaged in the type of business activities contemplated by the Company. Those entities are presumed to be more experienced and to possess substantially greater financial, technical and personnel resources than the Company. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

(5)      Suppliers

         The Company intends to contact all listed public companies in an effort to create a large database for its web-site LOSTSTOCKHOLDERS.COM. With regard to the web-site STOCKTRACING.COM, the Company is in possession of books and publications that provide the research needs to satisfy most inquiries. Other needs can be obtained from governmental offices and public libraries.

(6)      Dependence on Major Customers

         The Company does not have a base of customers. Management anticipates that the demand for its services will come primarily from the general public.

(7)      Intellectual Property

         The Company regards its trade secrets and similar intellectual property as valuable to its business, and will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation or infringement of its intellectual property. The Company expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company.

(9)      Effect of Governmental Approval and Regulation

         Government Regulation and Legal Uncertainties. The company is subject to various laws and governmental regulations applicable to business generally. The Company believes it is in compliance with such laws and that such laws do not have a material impact on its operations. In addition, although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that more stringent consumer protection laws and regulations may be adopted with respect to the Internet covering issues such as participant privacy, pricing, intellectual property, information security, anti-competitive practices, the convergence of traditional channels with Internet commerce, characteristics and quality of product and services and the taxation of income or gross receipts. The enactment or enforcement of such federal or state lwas or regulations in the future may decrease the demand for the Company's products and services, increase the Company's costs, or otherwise have an adverse effect on the Company's business, prospects, financial condition or operating results. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain, may take years to resolve and could expose the Company to substantial liability for which the Company might not be indemnified by content providers or other third parties. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, prospects, financial condition or operating results.

(10)     Research and Development

         The Company has not engaged in any research or development in the last two years.

(11)     Cost of Environmental Regulation

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

(12)     Employees

         As of March 31, 2001, Micron had 2 full-time and no part time employees. These two employee are the officers and directors of the Company. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. The Company expects the number of employees to grow over the next twelve months as sales personnel and shareholder tracing personnel are added.

(c)      Reports to Security Holders

         To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements if audited financial statements are required.

         Prior to the filing of the Form 10-KSB, the Company had not filed reports with the Securities and Exchange Commission since 1989. Management anticipates that Forms 10-KSB, 10Q-SB, and 8-K along with appropriate proxy materials will have to be filed as they come due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC- 0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

--------------------------------------------------------------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

(a) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company's executive offices are located. and substantially all of its operating activities are conducted from, office space at 8361 E. Evans Road, Suite 105, Scottsdale, Arizona 85260, telephone (602) 607-7243. The Company maintains its statutory office at 50 West Liberty Street, Reno, Nevada 89501, telephone (775) 322- 0626. The Company does not own any real estate.

(b)      Investment Policies

         The Company's plan of operations is focused on the development of research- related services described in Item (1) of this part. Accordingly, the Company has no particular policy regarding each of the following types of investments:

         (1)  Investments in real estate or interests in real estate;
         (2)  Investments in real estate mortgages; or
         (3) Securities of or interests in persons primarily engaged in real estate activities.

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         To management's knowledge, the company has not submitted any matter to a vote of all of the shareholders in over five years. Since 1997, shareholder action has been taken via majority shareholder consent pursuant to applicable provisions of Nevada state law.

PART II

--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

(a)      Market Information

         There is no market for the Company's common stock. A market maker has submitted an application for a listing for it shares on NASDAQ OTC Bulletin Board system. NASD Regulation is reviewing that application had has made comments on the same. The Company is in the process of supply the proposed market maker with additional information about the Company in connection with NASD's Regulation's comments.

(b)      Holders

         There are approximately 406 holders of record of the Company's common stock as of December 31, 2000.

(c)      Dividends

         There have been no cash dividends declared on any class of the common stock in the last two (2) fiscal years. The Company's ability to pay dividends has been limited by the Company's lack of revenues and cash available to pay such dividends. Management does not anticipate that dividends will be paid in the future.

(d)      Issuance of Shares in the Last Three Years

         On or about May 18, 1998, the Company issued a total of 500 shares of its common stock to Mark Riddle in exchange for services to the corporation which consisted of assisting in the formation of Micron Solutions, Inc. and the payment of some of the expenses attached thereto. The number of shares were arbitrarily determined and carry a value of $0.50 on the Company's balance sheet. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On or about May 18, 1998, the Company issued a total of 500 shares of its common stock to John J. Badger in exchange for services to the corporation which consisted of assisting in the formation of Micron Solutions, Inc. and the payment of some expenses attached thereto. The number of shares were arbitrarily determined and carry a value of $0.50 on the Company's balance sheet. Such shares were issued pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

         In February of 1997, the Company issued 2,500,000 shares to John J. Badger and 2,500,000 to Mark Riddle in connection with their services rendered regarding the reinstatement of the Company's charter and for funds they advanced to the Company in connection with the corporation's reinstatement and audit of its financial statements. Mr. Badger's shares were subsequently transferred to Capital Recovery Corp. and Equity Redemptions, Inc., entities owned and controlled by Tiffany Zuzu, the Company's treasurer and a director of the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

--------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

         Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward- looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

         The  Company  has  not  had   revenues  in  the  last  two  (2)  years.
Accordingly, management's plan of operations follows:

Plan of Operation

         In order to begin to generate revenues, the Company plans to sell subscriptions to its Website to financial institutions, banks and brokers during the second and third quarter of 2001. The website, located at www.loststockholders.com provides a portal for clients to the company's services of obtaning unclaimed shares of stock for individuals entitled to such shares but have not claimed such shares as the result of a recent move, divorce or death in the family.

         Management already has obtained facilities and basic office equipment in connection with its operations. The Company's operating office is located at 8361 East Evans Road, Suite 105, Scottsdale, Arizona 85260. The Company's office equipment is minimal, but is sufficient for the Company's initial operating needs.

         The Company also plans to continue its effort to contact potential clients and otherwise advertise and promote the Company's services. Such advertising and promotion shall include maintenance of the Company's website, direct mailings to potential corporate clients, and telephone contact with such potential clients. In this fashion, management intends to build a base of clients.

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

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountant is W. Dale McGhie, Town & Country Plaza, 1539 Vasser Street, Reno, Nevada 89502.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                             MICRON SOLUTIONS, INC.



                                TABLE OF CONTENTS



                                                                 Page
                                                                  No.


ACCOUNTANT'S AUDIT REPORT                                         F-3

FINANCIAL STATEMENTS

  Balance Sheets                                                  F-4

  Statements of Operations                                        F-5

  Statements of Changes in Stockholder's Equity                   F-6 - F-7

  Statements of Cash Flows                                        F-8

NOTES TO FINANCIAL STATEMENTS                                     F-9

DALE Mcghie                                         Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                     Tel: 702-332-7744
                                                     Fax: 702-332-7747


To the Board of  Directors
Micron Solutions Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT


I have audited the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the years ended December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the twelve months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is Representation of the management of Micron Solutions Inc.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures used in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

In my opinion the financial statements referred to above, present fairly, in all material respects, the financial position of Micron Solutions, Inc. as of the years ended December 31, 2000 and 1999. And the results of operations and its cash flows for the year ended December 31, 2000 and 1999, in conformity with generally accepted accounting principals. Based on my review, I am unaware of any material modifications that should be made to the accompanying financial statements to be in conformity with generally accepted auditing standards

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 of the financial statements. The Company is currently dormant and has no productive assets. The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.

By: /s/ Dale McGhie
-------------------
        Dale McGhie
Reno Nevada
March 23, 2001

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDING DECEMBER 31, 2000 AND 1999

                                                                    Accumulated
                                                                    Deficit from
                                                                    Ineption of
                                                                    Development
                                             31-Dec        31-Dec    Stage to
                                              2000          1999     31-Dec-00
                                            --------      ---------  ---------

REVENUE                                     $   --        $    --    $     --

OPERATING COSTS AND
 EXPENSES

             Legal & Professional              6,902         10,003      17,955
             Organizational Costs                            12,026      12,026
             Bank Fees                            84             70         244
             Credit Card Fees                    338                        338
             Depreciation                      1,352                      1,352
             Office Supplies                      68                         68
             Postage                             300                        300
             Printing                            133                        133
             Repair and Miantenance
             Rent

             Expenses                          9,177         22,099      32,416

             Net Income (loss)              $ (9,177)     $ (22,099)    (32,416)

             (Loss) per share               $ (0.004)     $  (0.011)       NIL



     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                                                   31-Dec      31-Dec
                                                                    2000       1999
                                                                    ----       ----
 CURRENT ASSETS
              Cash                                                $   270     $ 7,160
              Loan Receivable (note1)                                4,500

     TOTAL CURRENT ASSETS                                            4,770      7,160

 PROPERTY AND EQUIPMENT
              Equipment                                             13,513        980

              less accumnulated deprec.                              1,352       --

                                                                    14,865        980

              TOTAL ASSETS                                        $ 16,931    $ 8,140

                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
              Accounts Payable                                    $  1,218    $  --

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              1,982,600  shares in 2000 and 1999                     1,983      1,983

              Paid in Capital                                       46,146     29,396

              Deficit accumulated during
              the development  stage                               (32,416)   (23,239)

              Total equity                                          15,713      8,140

                                                                  $ 16,931    $ 8,140



     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                Deficit
                                                                                              Accumulation
                                                 Common         Stocks          Paid in           through
                                                 Issued         Amount          Capital      Developmentl Stage
                                                 ------         ------          -------      ------------------

 Balance December 31,
        1995                                    4,908,002         24,540        1,921,691                 --

 Write off Liabilities  note 1                                                                            --

 Reverse stock split of
 five shares surrendered
 for one share issued                          (3,925,402)       (23,559)          23,559                 --

Quasi - reorganization  (note 1)                                    --         (1,946,231)

 Net (Loss) for the year
 ending December 31,
        1996                                                        --               --                   --
                                               ----------    -----------     ------------        ------------
 Balance December 31
        1996                                      982,600            981             (981)                --

 Issue of shares in Micron                          1,000              1            9,175                 --
 Solutions for Cash

 Issue opf Shares in Micron
 for services, no value                         1,000,000          1,000           (1,000)                --

 Net (Loss) for the  year
   ending December 31,
        1997                                                                         --                   --
                                               ----------    -----------     ------------        -----------
 Balance December 31,
        1997                                    1,983,600          1,983            7,194                 --

 Contributed Capital                                                                4,649
 Net (loss) for the year
 ending December 31
        1998                                                        --                -                  (68)
                                               ----------    -----------     ------------        ------------
 Balance December 31,
        1998                                                       1,983           12,043                (68)
                                               ----------    -----------     ------------        ------------



    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

CONTINUED

                                                                                                   Deficit
                                                                                                 Accumulation
                                                 Common         Stocks          Pain on           since Dev
                                                 Issued         Amount          Capital            Stagel


Contributed Capital                                  --             --             17,353               --

Net (loss) for the
Year Ended December 31
        1999                                         --             --               --               (23,171)

Balance December 31
        1999                                    1,982,600    $     1,983     $     29,396        $    (23,239)
                                               ----------    -----------     ------------        ------------
Contributed Capital                                                          $     16,750

Net (loss) for the
Year Ended December 31
        2000                                                                                     $     (9,177)
                                               ----------    -----------     ------------        ------------
Balance Deember 31, 2000                        1,982,600    $     1,983     $     46,146        $    (32,416)
                                               ==========    ===========     ============        ============



   The accompanying Notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                 Inception at
                                                                                                 development
                                                               31-Dec                              stage to
                                                                2000             1999             31-Dec-00
                                                             -----------     ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                                        $    (9,177)    $    (23,171)       $    (32,416)
             Adjustments to reconcile net loss
             to net cash used by operating
             activities:
             Depreciation                                          1,352     $      1,352                 352
             Net (Increase) Decrease in
             Accounts and Loans Receivable                        (4,500)                              (4,500)
             Organizational Costs - Note 1                                         12,026                --

             Increase (Decrease)
             in Accounts Payable                                   1,218                               1,218
                                                             -----------     ------------        ------------
             Net Cash provided (used) by
             operating Activities                                (11,108)         (11,145)            (34,346)
                                                             -----------     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchases of Equipment                              (12,532)            (980)            (13,512)
                                                             -----------     ------------        ------------
             Net Cash provided (used)
             by Investing Activitiesa                            (12,532)            (979)            (13,512)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital                       16,750           17,353              48,129
                                                             -----------     ------------        ------------
             Net cash provided by
               Financing Activities                               16,750           17,353              48,129
                                                             -----------     ------------        ------------
             Increase in Cash                                     (6,890)           5,228                 270

             Cash and Cash Equivalents,
             beginning of year                                     7,160            1,932                --
                                                             -----------     ------------        ------------
             Cash and Cash Equivalents,
               end of year                                   $       270     $      7,160        $        270
                                                             ===========     ============        ============



   The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

EARNINGS PER SHARE:
The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 1,982,600 in 2000, and 1999

INCOME TAX:
Due to no earnings as of December 31, 2000, no provision for Federal income taxes has been made.

DIVIDEND POLICY:
The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

         Loss          Amount of Unused Operating       Expiration During
         Year             Loss Carryforwards               Year Ended


         1998                 $    68                         2013
         1999                  23,171                         2014
         2000                   9,177                         2015

NOTE 4 - LOANS RECEIVABLE:
There is a loan receivable from officers for $4500 payable by June 30, 2001 with interest @ 4%.

PART III

--------------------------------------------------------------------------------

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

(a)      Directors and Executive Officers

         As of March 31, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                            Period Served As
Name                        Age      Position               Director*
----                        ---      --------               ---------
Mark Riddle                 38      President and           Jan. 1997 to present
                                    Director

Tiffany Zuzu                31      Secretary,              Aug. 1998 to present
                                    Treasurer
                                    And Director

*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Mark  Riddle,  age  38,  is the  President  and a  Director  of  Micron
Solutions, Inc. From 1979 to 1991, Mr. Riddle was employed by Oil Well Perforators as a Service Engineer and District Manager. In 1991, he formed International Recovery Group, a company specializing in locating owners of unclaimed and undeliverable property. Mr. Riddle is currently the President and C.E.O. of International Recovery Group. He is also a private investigator licensed by the States of Arizona and Wyoming.

         Tiffany Zuzu, age 31, is the Secretary, Treasurer and a Director of Micron Solutions, Inc. She was employed by Capital Tracing Inc. From 1987 to 1990, serving the apprenticeship required by the State of Arizona in order to be licensed as a private investigator. She is the owner of Tiffany Tracing Co., a

                                      -11-
PAGE>

private investigative firm and President and a director of Equity Redemption Co., a firm that specializes in locating lost and/or missing shareholders of publicly held companies. These firms were formed in 1991 by Ms. Zuzu and have been a successful venture for her to date. She intends to continue her relationship with these companies in the future.

(c)      Directors of Other Reporting Companies:

         None of the directors are directors of other reporting companies.

(d)      Employees:

         The officers and directors who are identified above are significant employees of the Company.

(e)      Family Relationships:

         There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

(f)      Involvement in Certain Legal Proceedings:

         None of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

(g)      Section 16a Beneficial Ownership Compliance

         Together with the filing of this Form 10-KSB, the officers, directors and beneficial owners of more than 5% of the Company's common stock are filing their initial statements of ownership on Form 3. To management's knowledge, such filings are the only filings made on Forms 3, 4 or 5 in connection with the Company's stock since the Company's charter was reinstated.

--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

         The Company has not compensated its management in the last three years due to the fact that the Company has not been engaged in business since 1990. However, the following table sets forth information about compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Company's officers and directors. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.

                  Summary Compensation Table

                                                     Long Term Compensation
                                                     ----------------------
                    Annual Compensation         Awards                        Payouts
                  ---------------------      ------------                     ---------
                                              (e)                (g)
                                            Other     f)       Securities               (i)
 (a)                                        Annual  Restricted Under-      (h)       Other
Name and                   (c)       (d)    Compen- Stock      Lying       LTIP       Compen-
Principal          (b)    Salary    Bonus   sation  Awards     Options/    Payouts    sation
Position          Year    $         ($)     ($)     ($)        SARs(#)     ($)        ($)
-----------       ----    -----     ------  ------  ------    ----         ----       ----
Mark Riddle
President         2000    $None     $ None  $ None  $ None     None         None       None
and Director      1999    $None     $ None  $ None  $ None     None         None       None
                  1998    $None     $ None  $ None  $ None     None         None       None
Tiffany Zuzu
Secretary,        2000    $None     $ None  $ None  $ None     None         None       None
Treasurer,        1999    $None     $ None  $ None  $ none     None         None       None
and Director      1998    $None     $ None  $ None  $ None     None         None       None

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of June 1, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                  (2)
(1)        Name and Address                         (3)             (4)
Title      of Beneficial                  Amount and Nature of    Percent of
of Class   Owner                          Beneficial Ownership         Class
--------   -----                          --------------------         -----
Common     Mark Riddle                                 798,859           40%
           8361 Evans Road
           Suite 105
           Scottsdale, Arizona 85260

           Equity Redemption                           250,000           13%
           9405 East Double Tree
           Ranch Road, Suite 238
           Scottsdale, Arizona 85260

           Capital Recovery Corp.                      250,000           13%
           7900 East Princess Dr.
           #1284
           Scottsdale, Arizona 85225

           John Courtney                               134,738            7%
           14230 North 99th Street
           Scottsdale, Arizona 85260

(b)        Security Ownership of Management:

                  (2)
(1)        Name and Address                         (3)             (4)
Title      of Beneficial                  Amount and Nature of    Percent of
of Class   Owner                          Beneficial Ownership         Class
--------   -----                          --------------------         -----

Common     Mark Riddle                                 798,859           40%
           8361 Evans Road
           Suite 105
           Scottsdale, Arizona 85260

Common     Tiffany Zuzu                               591,7601           26%

           All Directors and                         1,298,859           66%
           Officers as a Group

(c)        Changes in Control:

           There is no arrangement which may result in a change in control.

--------

(1) 250,000 of these shares are registered in the name of Capital Recovery Corp., a corporation in which Ms. Zuzu maintains a controlling interest. An additional 250,000 shares are registered in the name of Equity Redemption, Inc., a corporation in which Ms. Zuzu maintains a controlling interest. The remaining 91,760 shares are registered in Ms. Zuzu's name.

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

         On or about February of 1997, the Company issued a total of 2,500,000 shares of its par value $0.005 common stock to Mark Riddle and 2,500,000 shares to John Badger in exchange for a commitment to reinstate the corporate charter and to contribute sufficient capital to reorganize the Company and list the Company's stock on the NASDAQ Bulletin Board system. Mr. Badger's shares were subsequently transferred to Capital Recovery Corp. and Equity Redemptions, Inc., entities owned and controlled by Tiffany Zuzu, the Company's treasurer and a director of the Company. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Under the terms and conditions of the merger of Shillelagh into Micron Solutions, Inc. on September 9, 1997, the stock was subject to a reverse split at a ratio of five (5) shares of Shillelagh for one (1) share of Micron Solutions, Inc., which reduced the above mentioned 5,000,000 to 1,000,000 shares of Micron Solutions, Inc.

         On or about May 18, 1998, the Company issued a total of 500 shares of its common stock to Mark Riddle in exchange for services to the corporation which consisted of assisting in the formation of Micron Solutions, Inc. and the payment of some of the expenses attached thereto. The number of shares were arbitrarily determined and carry a value of $0.50 on the Company's balance sheet. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On or about May 18, 1998, the Company issued a total of 500 shares of its common stock to John J. Badger in exchange for services to the corporation which consisted of assisting in the formation of Micron Solutions, Inc. and the payment of some expenses attached thereto. The number of shares were arbitrarily determined and carry a value of $0.50 on the Company's balance sheet. Such shares were issued  pursuant to the  exemption  from  registration  contained in
Section 4(2) of the Securities Act of 1933, as amended. These shares subsequently were transferred to Mark Riddle, the Company's president and a director of the Company.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         To management's knowledge, the company has not filed any reports on Form 8-K during the last year or during the last five years.

Assigned
Number   Description
------   -----------
(2)      Plan  of   acquisition,   reorganization,   arrangement,   liquid,   or
         succession: None

(3)(ii) By-laws of the Company: Included in the Company's Form 10-SB filing and incorporated by reference herein.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement:   None

(10)     Material Contracts:   None

Assigned
Number   Description
------   -----------
(11) Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(13)     Annual  or  quarterly  reports,   Form  10-QSB:  None  incorporated  by
         reference

(16)     Letter on change in certifying accountant:   None

(18)     Letter on change in accounting principles:   None

(21)     Subsidiaries of the registrant:   None

(22)     Published report regarding matters submitted to vote: None

(23)     Consent of reports and counsel: None

(24)     Power of Attorney:   None

(99)     Additional Exhibits:   None

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 2001.

                                   MICRON SOLUTIONS, INC.

                                   By /s/ Mark Riddle
                                   ------------------
                                          Mark Riddle
                                          President