Form 10QSB
period 2001-03-31
MICRON SOLUTIONS INC
filed 2001-05-15
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2001
                         Commission File Number 0-30233

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X       No
                                                          -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                    1,983,600
                                    ---------
                                 On May 15, 2001
                               -------------------
Transitional Small Business Disclosure Format (Check One):
                                                         Yes        No    X
                                                           -----        -----

ITEM 1.  Financial Statements





                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2001 AND 2000

                             MICRON SOLUTIONS, INC.



                                TABLE OF CONTENTS



                                                                 Page
                                                                 No.


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

DALE Mcghie                                                 Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                               Tel: 702-332-7744
                                                               Fax: 702-332-7747



To the Board of  Directors
Micron Solutions Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT



I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the three months ended March 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is Representation of the management of Micron Solutions Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am unaware of any material modifications that should be made to the accompany financial statements to be in conformity with generally accepted auditing standards.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 of the financial statements. The Company is currently dormant and has no productive assets. The financial statements do not include any adjustments that might result in a negative outcome as a result of this uncertainty.

The financial statements for the years ended December 31, 2000 were audited by me and I expressed an unqualified opinion on them in my report dated March 23, 2001, but I have not performed any auditing procedures since that date.


By: /s/ Dale McGhie
-------------------
        Dale McGhie

Reno Nevada

April 24, 2001

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000
                            (see accountants report)

                                     ASSETS
                                                                     31-Mar                   31-Dec
                                                                      2001                     2000
                                                                   Unaudited                 Audited
                                                                 ---------------        -------------------
 CURRENT ASSETS
              Cash                                                        $ 164                      $ 270
              Loan Receivable- Officers (note 3)                          4,500                      4,500
                                                                 ---------------        -------------------

     TOTAL CURRENT ASSETS                                                 4,664                      4,770
                                                                 ---------------        -------------------

 PROPERTY AND EQUIPMENT
              Equipment                                                  13,512                     13,512

              less accumnulated deprec.                                   1,690                      1,352
                                                                 ---------------        -------------------

                                                                         11,822                     12,160
                                                                 ---------------        -------------------

              TOTAL ASSETS                                             $ 16,486                   $ 16,930
                                                                 ===============        ===================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
              Accounts Payable                                          $ 1,217                    $ 1,217
                                                                 ---------------        -------------------

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              1,982,600 shares  at March 31, 2001
              and December 31, 2000                                       1,983                      1,983

              Paid in Capital                                            46,146                     46,146

              Deficit accumulated during
              the development  stage                                    (32,860)                   (32,416)
                                                                 ---------------        -------------------

              Total equity                                               15,269                     15,713
                                                                 ---------------        -------------------

                                                                       $ 16,486                   $ 16,930
                                                                 ===============        ===================


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (see accountants report)

                                                                               Accumulated
                                                                               Deficit from
                                            3 months         3 months          Ineption of
                                             ended                             Development
                                            3/31/01           3/31/00            Stage to
                                          (Unaudited)       (Unaudited)          03/31/01
                                         ---------------   --------------  -------------------
REVENUE                                             $ -              $ -                  $ -
                                         ---------------   --------------  -------------------
OPERATING COSTS AND
 EXPENSES

             Legal & Professional                     -            1,895               17,955
             Organizational Costs                                                      12,026
             Bank Fees                               31               21                  275
             Credit Card Fees                        75               68                  413
             Depreciation                           338              299                1,690
             Office Supplies                          -                -                   68
             Postage                                  -                -                  300
             Printing                                 -                -                  133
             Repair and Miantenance                   -                -                    -
             Rent                                     -                -                    -
                                         ---------------   --------------  -------------------

             Expenses                              (444)          (2,283)             (32,860)
                                         ---------------   --------------  -------------------

             Net Income (loss)                   $ (444)        $ (2,283)             (32,860)
                                         ===============   ==============  ===================

             (Loss) per share                  $ (0.004)     $ (0.011)
                                         ===============   ==============


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            (see accountants report)

                                                                                                          Deficit
                                                                                                        Accumulation
                                                   Common            Stocks            Paid In      during Development
                                                   Issued            Amount            Capital            Stage
                                               ---------------   ---------------   --------------  -------------------
 Balance December 31,
        1995                                        4,908,002            24,540        1,921,691                    -

 Write off Liabilities  note 1                              -                 -                -                    -

 Reverse stock split of
 five shares surrendered
 for one share issued                              (3,925,402)          (23,559)          23,559                    -

Quasi - reorganization  (note 1)                            -                 -       (1,946,231)                   -

 Net (Loss) for the year
 ending December 31,
        1996                                                -                 -                -                    -
                                               ---------------   ---------------   --------------  -------------------

 Balance December 31
        1996                                          982,600               981             (981)                   -

 Issue of shares in Micron                              1,000                 1            9,175                    -
 Solutions for Cash

 Issue opf Shares in Micron
 for services, no value                             1,000,000             1,000           (1,000)                   -

 Net (Loss) for the  year
   ending December 31,
        1997                                                -                 -                -                    -
                                               ---------------   ---------------   --------------  ------------------

 Balance December 31,
        1997                                        1,983,600             1,983            7,194                    -

 Contributed Capital                                        -                 -            4,649                    -

 Net (loss) for the year
 ending December 31
        1998                                                -                 -                -                  (68)
                                               ---------------   ---------------   --------------  -------------------

 Balance December 31,
        1998                                        1,983,600             1,983           12,043                  (68)
                                               ---------------   ---------------   --------------  -------------------

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTH ENDED MARCH 31, 2001
                            (see accountants report)

                                   CONTINUED

                                                                                                         Deficit
                                                                                                       Accumulation
                                                   Common            Stocks           Paid On       during Development
                                                   Issued            Amount           Capital             Stage
                                               ---------------   ---------------   --------------  -------------------
Contributed Capital                                         -                 -            17353                    -

Net (loss) for the
Year Ended December 31
        1999                                                -                 -                -              (23,171)
                                               ---------------   ---------------   --------------  -------------------

Balance December 31
        1999                                        1,983,600           $ 1,983         $ 29,396            $ (23,239)
                                               ---------------   ---------------   --------------  -------------------

Contributed Capital                                         -                 -         $ 16,750                     -

Net (loss) for the
Year Ended December 31
        2000                                                -                 -                -             $ (9,177)
                                               ---------------   ---------------   --------------  -------------------

Balance December 31, 2000                           1,983,600           $ 1,983         $ 46,146            $ (32,416)
                                               ---------------   ---------------   --------------  -------------------

Net (loss() for the
Three months ended
   31-Mar-01                                                -                 =                =               $ (444)
                                               ---------------   ---------------   --------------  -------------------

Balance March 31, 2001                              1,983,600           $ 1,983         $ 46,146            $ (32,860)
                                               ===============   ===============   ==============  ===================


  The accompanying Notes are an integral paret of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (see accountants report)

                                                                                                      Inception at
                                                                                                      development
                                                                     31-Mar           31-Mar             stage to
                                                                      2001             2000            31-Dec-00
                                                                 ---------------   --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Loss                                                    $ (444)        $ (2,283)            $ (32,860)
             Adjustments to reconcile net loss
             to net cash used by operating
             activities:
             Depreciation                                                   338            $ 299               $ 1,690
             Net (Increase) Decrease in
             Accounts and Loans Receivable
             Organizational Costs - Note 1                                    -                -                     -

             Increase (Decrease)
             in Accounts Payable                                              -            1,109                 1,217
                                                                 ---------------   --------------  -------------------

             Net Cash provided (used) by
             operating Activities                                          (106)            (875)             (29,953)
                                                                 ---------------   --------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Loan Receivable - Officers                                       -                -               (4,500)
             Purchases of Equipment                                           -           (4,768)             (13,512)
                                                                 ---------------   --------------  -------------------

             Net Cash provided (used)
             by Investing Activitiesa                                         -           (4,768)             (18,012)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital                                   -            4,895               48,129
                                                                 ---------------   --------------  -------------------

             Net cash provided by
               Financing Activities                                           -            4,895               48,129
                                                                 ---------------   --------------  -------------------

             Increase in Cash                                              (106)            (768)                 164

             Cash and Cash Equivalents,
               beginning of year                                            270            7,160                    -
                                                                 ---------------   --------------  -------------------

             Cash and Cash Equivalents,
               end of year                                                $ 164          $ 6,392                $ 164
                                                                 ===============   ==============  ===================

   The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

EARNINGS PER SHARE:
The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 1,982,600 in 2001, and 2000

INCOME TAX:
Due to no earnings as of March 31, 2001, no provision for Federal income taxes has been made.

DIVIDEND POLICY:
The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

NOTE 3 - LOANS RECEIVABLE - OFFICERS
There is a loan receivable from officers for $4500 payable by June 30, 2001 with interest at 4% per annum.

NOTE 4 - NET OPERATING LOSS CARRY FORWARD

Because of the change in ownership and the value of Shillelagh the net operating loss carry forward prior to 1997 will be negligible. Net operating losses occurring after 1996 can be carried forward to be used against future earnings for a 15-year period. as follows:


Year of                    Amount of Unused Operating         Expiration During
 Loss                         Loss Carryforwards:                Year Ended
 ----                         -------------------                ----------
1998                               $     68                         2013
1999                               $ 23,171                         2014
2000                               $  9,177                         2015

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

                  Statements contained herein that are not historical facts are forward- looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories; the Company's ability to compete as a start-up company in a highly competitive market; and, access to sources of capital.

Plan of Operation

         In order to begin to generate revenues, the Company plans to sell subscriptions to its Website to financial institutions, banks and brokers during the second and third quarters of 2001. The website, located at www.loststockholders.com provides a portal for clients to the company's services of obtaining unclaimed shares of stock for individuals entitled to such shares but have not claimed such shares as the result of a recent move, divorce or death in the family. Management also plans to add a new section to its website in order to services claims for unconverted, merged securities.

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

                                   Signatures
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2001.

                           MICRON SOLUTIONS, INC.

                                 /s/ Mark Riddle
                           --------------------------------
                                     Mark Riddle, President