Form 10QSB
period 2001-06-30
MICRON SOLUTIONS INC
filed 2001-08-14
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2001
                         Commission File Number 0-30233

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

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                    1,982,600
                                    ---------
                               On August 14, 2001
                               -------------------
Transitional Small Business Disclosure Format (Check One):
                                                         Yes X       No
                                                           -----        -----
                                       1

ITEM 1.  Financial Statements


To the Board of Directors
Micron Solutions Inc.
Reno, NV
                            ACCOUNTANT'S AUDIT REPORT
                            -------------------------


I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company) for the period ended June 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 2001 and 2000 in accordance with standards for accounting and review, established by the American Institute of Certified Public Accountants. All information included in these financial statements is Representation of the management of Micron Solutions Inc.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants, A review consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

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

The financial statements for the year ended December 31, 2000 were audited by me and I expressed an unqualified opinion on them in my report dated March 23, 2001, but I have not performed any auditing procedures since that date.

/s/DALE Mcghie                                     Town & Country Plaza
--------------                              1539 Vassar St. Reno, Nevada 89502
   DALE Mcghie
   CERTIFIED PUBLIC ACCOUNTANT                      Tel: 702-332-7744
                                                    Fax: 702-332-7747

Reno Nevada

July 26, 2001


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                       FOR THE PERIOD ENDED JUNE 30, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000
                            (see accountants report)

                                     ASSETS
                                     ------
                                                                                  30-Jun                   31-Dec
                                                                                   2001                     2000
                                                                                 Unaudited                Audited
                                                                                  --------                -------
 CURRENT ASSETS
              Cash                                                                    $ 68                 $ 270
              Loan Receivabl e- Officers     (note 3)                                4,500                 4,500
                                                                                  --------                -------

     TOTAL CURRENT ASSETS                                                            4,568                 4,770
                                                                                  --------                -------
 PROPERTY AND EQUIPMENT
              Equipment                                                             13,512                13,512

              less accumnulated deprec.                                              2,028                 1,352
                                                                                  --------                -------
                                                                                    11,484                12,160
                                                                                  --------                -------
              TOTAL ASSETS                                                        $ 16,052               $16,930
                                                                                  ========               =======
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

 CURRENT LIABILITIES
              Accounts Payable                                                     $ 1,217               $ 1,217

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              1,982,600 shares  at March 31, 2001
              and December 31, 2000                                                  1,983                 1,983

              Paid in Capital                                                       48,002                46,146

              Deficit accumulated during
              the development  stage                                               (35,150)              (32,416)
                                                                                  --------                -------
              Total equity                                                          14,835                15,713
                                                                                  --------                -------
                                                                                  $ 16,052               $16,930
                                                                                  ========               =======


     The accompany notes are an integral part of these financial statements


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (see accountants report)

                                                                                                            Deficit from
                                             3 months          3 months        6 months         6 months    inception of
                                              ended             ended           ended            ended      Development
                                             6/30/01           6/30/00          6/30/01         6/30/01       Stage to
                                            (Unaudited)      (Unaudited)      (Unaudited)     (unaudited)     06/30/01
                                            --------          --------          --------          --------      ------

REVENUE                                     $   --            $   --            $   --            $   --      $   --
                                            --------          --------          --------          --------      ------
OPERATING COSTS AND
 EXPENSES

             Legal & Professional              1,856             2,582             1,856             4,477      19,811
             Organizational Costs             12,026
             Bank Fees                            21                21                31                42         275
             Credit Card Fees                     75                75               171               142         509
             Depreciation                        338               371               676               671       2,028
             Office Supplies                      69                69                68
             Postage                             300               300               300
             Printing                            134               134               133
             Repair and Miantenance
             Rent
                                            --------          --------          --------          --------      ------
             Expenses                          2,290             3,552             2,734             5,835      35,150
                                            --------          --------          --------          --------      ------

             Net Income (loss)              $ (2,290)         $ (3,552)         $ (2,734)         $ (5,835)    (35,150)
                                            ========          ========          ========          ========     =======
             (Loss) per share               $ (0.001)         $ (0.004)         $ (0.011)         $ (0.011)       --
                                            ========          ========          ========          ========     =======


     The accompany notes are an integral part of these financial statements


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2001
                            (see accountants report)
                                                                                        Deficit
                                                                                      Accumulation
                                              Common         Stocks       Paid in   during Development
                                              Issued         Amount       Capital        Stage
                                             ---------     ---------     ---------     ---------
 Balance December 31,
     1995                                    4,908,002        24,540     1,921,691          --

 Reverse stock split of
 five shares surrendered
 for one share issued                       (3,925,402)      (23,559)       23,559          --

Quasi - reorganization  (note 1)                  --            --      (1,946,231)         --

 Net (Loss) for the year
 ending December 31,
     1996                                         --            --            --            --
                                             ---------     ---------     ---------     ---------
 Balance December 31
     1996                                      982,600           981          (981)         --

 Issue of shares in Micron                       1,000             1         9,175          --
 Solutions for Cash

 Issue opf Shares in Micron
 for services, no value                      1,000,000         1,000        (1,000)         --

 Net (Loss) for the  year
   ending December 31,
     1997                                         --            --            --            --
                                             ---------     ---------     ---------     ---------
 Balance December 31,
     1997                                    1,983,600         1,983         7,194          --

 Contributed Capital                             4,649
 Net (loss) for the year
 ending December 31
     1998                                         --            --            --             (68)
                                             ---------     ---------     ---------     ---------
 Balance December 31,
     1998                                    1,983,600         1,983        12,043           (68)
                                             ---------     ---------     ---------     ---------

    The accompanying notes are an integral part of these financial statements


                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                   CONTINUED
                                                                                        Deficit
                                                                                      Accumulation
                                              Common         Stocks       Paid in   during Development
                                              Issued         Amount       Capital        Stage
                                             ---------     ---------     ---------     ---------
Contributed Capital                              --             --           17353          --

Net (loss) for the
Year Ended December 31
   1999                                          --             --            --         (23,171)
                                             ---------     ---------     ---------     ---------
Balance December 31
   1999     1,983,600                      $     1,983   $    29,396   $   (23,239)

Contributed Capital                              --             --     $    16,750          --

Net (loss) for the
Year Ended December 31
   2000                                          --             --           --       $    (9,177)
                                             ---------     ---------     ---------     ---------
Balance Deember 31, 2000                     1,983,600    $     1,983   $    46,146   $   (32,416)
                                             ---------     ---------     ---------     ---------
Contributed Capital                              --             --     $     1,856          --

Net (loss() for the
Six months ended
   30-Jun-01                                     --             --            --     $    (2,734)
                                             ---------     ---------     ---------     ---------
Balance March 31, 2001                       1,983,600    $     1,983   $    48,002   $   (35,150)
              === ====                       =========    ===========   ===========   ===========


   The accompanying Notes are an integral paret of these financial statements


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (see accountants report)
                                                                                               Inception at
                                                                                               development
                                                          30-Jun               30-Jun           stage to
                                                           2001                 2000            30-Jun-01
                                                         --------            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                                    $ (2,734)           $ (5,386)           $(35,150)
                                                         --------            --------            --------
             Adjustments  to  reconcile  net loss to net cash used by  operating activities:
             Depreciation                                     676            $    671               2,028
             Net (Increase) Decrease in
             Accounts and Loans Receivable                 (4,500)
             Organizational Costs - Note 1

             Increase (Decrease)
             in Accounts Payable                             --                 1,109               1,218
                                                         --------            --------            --------
             Net Cash provided (used) by
             operating Activities                          (2,058)             (3,606)            (36,404)
                                                         --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchases of Equipment                        (9,123)            (13,512)
                                                         --------            --------            --------
             Net Cash provided (used)
             by Investing Activitiesa                      (4,768)            (13,512)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital                 1,856               4,895              49,985
                                                         --------            --------            --------
             Net cash provided by
               Financing Activities                         1,856               4,895              49,985
                                                         --------            --------            --------
             Increase in Cash                                (202)               (768)                 68

             Cash and Cash Equivalents,
             beginning of year                                270               7,160
                                                         --------            --------            --------
             Cash and Cash Equivalents,
               end of year                               $     68            $  6,392            $     68
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

NATURE OF BUSINESS:
The Company provides specialized services directed to the investment community, (such as researching stock as to value and name changes) and also to the general public through the internet.

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

EARNINGS PER SHARE:
The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 1,982,600 in 2001, and 2000.

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

NOTE 3 - LOANS RECEIVABLE - OFFICERS
There is a loan receivable from officers for $4500 payable by June 30, 2001 with interest at 4% per annum. The terms of this note were extended for a period of one year.

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

         In order to attempt to generate revenues, the Company has installed a pay for access section to its web site. For a small fee, indivduals can access the Company's databass of lost shareholder information in order to determine if they have assets listed therein.

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


Dated: August 14, 2001.

                           MICRON SOLUTIONS, INC.

                                 /s/ Tiffany Zuzu
                           --------------------------------
                                     Tiffany Zuzu, Secretary/Treasurer