Form 10QSB
period 2001-09-30
MICRON SOLUTIONS INC
filed 2001-11-19
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended September 30, 2001
                         Commission File Number 0-30233

                             MICRON SOLUTIONS, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                             86-0577075
                     ------                             ----------
         (State or Other Jurisdiction of               (IRS Employer
          Incorporation or Organization)             Identification No.)

               8361 E. Evans Road, Suite 105, Scottsdale, AZ 85260
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                    3,965,200
                                    ---------
                                 On November 19, 2001
                               -------------------

Transitional Small Business Disclosure Format (Check One):
                                                         Yes  X       No
                                                            -----        -----

ITEM 1.  Financial Statements



                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               FINANCIAL STATEMENT
                        AS OF SEPTEMBER 30, 2001 AND 2000




DALE Mcghie                                                 Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                               Tel: 702-332-7744
                                                               Fax: 702-332-7747



To the Board of  Directors
Micron Solutions Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT



I have reviewed the accompanying balance sheets of Micron Solutions, Inc. (a development stage company as of September 30, 2001 and the statements of operations, changes in stockholders' equity and cash flows for the nine months ended September 30, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is Representation of the management of Micron Solutions Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reaso0nable assurance, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

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

By: /s/ Dale Mcghie
-------------------
        Dale Mcghie
        Reno Nevada

November 15, 2001

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000
                            (see accountants report)

ASSETS
                                                                                 30-Sep         31-Dec
                                                                                  2001           2000
                                                                               Unaudited        Audited
                                                                              ---------------  ------------
 CURRENT ASSETS
              Cash                                                                  $ 1,931         $ 270
              Loan Receivabl e- Officers      (note 3)                                2,500         4,500
                                                                             ---------------  ------------

     TOTAL CURRENT ASSETS                                                             4,431         4,770
                                                                             ---------------  ------------

 PROPERTY AND EQUIPMENT
              Equipment                                                              13,512        13,512

              less accumnulated deprec.                                               2,366         1,350
                                                                             ---------------  ------------

                                                                                     11,146        12,162
                                                                             ---------------  ------------

              TOTAL ASSETS                                                         $ 15,577       $16,932
                                                                             ===============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
              Accounts Payable                                                      $ 1,216       $ 1,217
                                                                             ---------------  ------------

 STOCKHOLDER'S EQUITY
              Common Stock; $0.001 par
               value, 100,000,000 shares
              authorized; issued and outstanding
              3967200 shares at September 2001
                                                                                      3,967         3,967

              Paid in Capital                                                        50,779        44,164

              Deficit accumulated during
              the development  stage                                                (40,385)      (32,416)
                                                                             ---------------  ------------

              Total equity                                                           14,361        15,715
                                                                             ---------------  ------------

                                                                                   $ 15,577       $16,932
                                                                             ===============  ============


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED DEPTEMBER 30, 2001 AND 2000
                            (see accountants report)

                                                                                                             Deficit from
                                               3 months         3 months        9 months       9 months      Ineption of
                                                 ended           ended                  ended                Development
                                                9/30/01         9/30/00         9/30/01         9/30/00         Stage to
                                              (Unaudited)     (Unaudited)     (Unaudited)     (unaudited)      09/30/01
                                             --------------   -------------  ---------------  -----------------------------
REVENUE                                                $ -             $ -              $ -           $ -              $ -
                                             --------------   -------------  ---------------  -----------------------------

OPERATING COSTS AND
 EXPENSES

             Legal & Professional                    3,349           1,206            5,205         5,683           23,160
             Organizational Costs                                                                                   12,027
             Bank Fees                                  75              21              127            63              350
             Credit Card Fees                           62              75              212           217              571
             Depreciation                              338             589            1,015         1,260            2,367
             Office Supplies                                                                           69               68
             Postage                                   250                              250           300              550
             Printing                                                                                 134              133
             Repair and Miantenance                  1,160               -            1,160             -            1,160
             Rent
                                             --------------   -------------  ---------------  ------------  ---------------

             Expenses                                5,234           1,891            7,969         7,726           40,386
                                             --------------   -------------  ---------------  ------------  ---------------

             Net Income (loss)                    $ (5,234)       $ (1,891)        $ (7,969)      $(7,726)         (40,386)
                                             ==============   =============  ===============  ============  ===============

             (Loss) per share                     $ (0.001)       $ (0.004)        $ (0.011)     $(0.011))
                                             ==============   =============  ===============  ============


     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS EQUITY
                            AS OF SEPTEMBER 30, 2001
                            (see accountants report)
                                                                                                Deficit
                                                                                               Accumulation
                                                 Common          Stocks           Paid on   during Development
                                                 Issued          Amount           Capital       Stagel
                                             --------------   -------------  ---------------  ------------
 Balance December 31,
        1995                                     4,908,002          24,540        1,921,691             -

 Reverse stock split of
 five shares surrendered
 for one share issued                           (3,925,402)        (23,559)               -             -

Quasi - reorganization  (note 1)                                         -       (1,946,231)

Forward 2 for 1 stock split                        982,600             982             (982)
              (see note 1)

 Net (Loss) for the year
 ending December 31,
        1996                                                             -                -             -
                                             --------------   -------------  ---------------  ------------

 Balance December 31
        1996                                     1,965,200           1,963           (1,963)            -

 Issue of shares in Micron                           2,000               2            9,375             -
 Solutions for Cash
 Issue opf Shares in Micron
 for services, no value                          2,000,000           2,000           (2,000)            -

 Net (Loss) for the  year
   ending December 31,
        1997                                                                              -             -
                                             --------------   -------------  ---------------  --------------

 Balance December 31,
        1997                                     3,967,200           3,966            5,412             -
 Contributed Capital                                                                  4,649
 Net (loss) for the year
 ending December 31
        1998                                                             -                -           (68)
                                             --------------   -------------  ---------------  ------------

 Balance December 31,
        1998                                     3,967,200           3,967           10,061           (68)
                                             --------------   -------------  ---------------  ------------

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   CONTINUED

                                                                                                Deficit
                                                                                              Accumulation
                                                Common           Stocks           Paid On   duringaDevelopment
                                                Issued           Amount             Capital     Stagel
                                             --------------   -------------  ---------------  ------------
Contributed Capital                                      -               -            17353             -

Net (loss) for the
Year Ended December 31
        1999                                             -               -                -       (23,171)
                                             --------------   -------------  ---------------  --------------

Balance December 31
        1999                                     3,967,200         $ 3,967         $ 27,414     $ (23,239)
                                             --------------   -------------  ---------------  ------------

Contributed Capital                                                                $ 16,750

Net (loss) for the
Year Ended December 31
        2000                                                                                     $ (9,177)
                                             --------------   -------------  ---------------  ------------

Balance Deember 31, 2000                         3,967,200         $ 3,967         $ 44,164     $ (32,416)
                                             --------------   -------------  ---------------  ------------

Contributed Capital                                                                 $ 6,615

Net (loss() for the
Niine months ended
September 30, 2001                                                                               $ (7,969)
                                             --------------   -------------  ---------------  ------------

Balance September 30, 2001                       3,967,200         $ 3,967         $ 50,779     $ (40,385)
                                             ==============   =============  ===============  ============


   The accompanying Notes are an integral paret of these financial statements

                             MICRON SOLUTIONS, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (see accountants report)
                                                                                                             Inception at
                                                                                                             development
                                                                 30-Sep          30-Sep                           stage to
                                                                  2001            2000                        30-Sep-01
                                                              -------------  ---------------                ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Loss                                             $ (7,969)        $ (5,386)                     $ (40,385)
             Adjustments to reconcile net loss
             to net cash used by operating
             activities:
             Depreciation                                            1,015            $ 671                          2,367
             Net (Increase) Decrease in
             Accounts and Loans Receivable                           2,000                                          (2,500)
             Organizational Costs - Note 1

             Increase (Decrease)
             in Accounts Payable                                         -            1,109                          1,218
                                                              -------------  ---------------                ---------------

             Net Cash provided (used) by
             operating Activities                                   (4,954)          (3,606)                       (39,300)
                                                              -------------  -----------------              ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchases of Equipment                                                  (9,123)                       (13,512)
                                                              -------------  ---------------                ---------------

             Net Cash provided (used)
             by Investing Activitiesa                                                (4,768)                       (13,512)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital                          6,615            4,895                         54,744
                                                              -------------  -----------------              ---------------

             Net cash provided by
               Financing Activities                                  6,615            4,895                         54,744
                                                              -------------  -----------------              ---------------

             Increase in Cash                                        1,661             (768)                         1,930

             Cash and Cash Equivalents,
             beginning of year                                         270            7,160                              -
                                                              -------------  -----------------              ---------------

             Cash and Cash Equivalents,
               end of year                                         $ 1,930          $ 6,392                        $ 1,931
                                                              =============  =================              ===============

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

On the ninth of September, 1997, the shareholders of Shillelagh exchanged five shares of its $.005 par value common stock for each one share of Micron $.001 par value common stock. The shareholders then voted to reorganize and through a Quasi-reorganization eliminated its deficit retained earnings of $1,976,231. There were no adjustments to Assets or Liabilities. On August 1, 2001 the Board of Directors voted to have a 2 for 1 common stock split, the effect of the stock split is reflected retractive to prior years.
NATURE OF BUSINESS:
The Company provides specialized services directed to the investment community, (such as researching stock as to value and name changes) and also to the general public through the internet..

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

EARNINGS PER SHARE:
The earnings per share calculation are based on the weighted average number of shares outstanding during the period, 3,965,200 in 2001, and 2000

INCOME TAX:
Due to no earnings as of September 30, 2001, no provision for Federal income taxes has been made.

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

NOTE 3 - LOANS RECEIVABLE - OFFICERS
There is a loan receivable from officers for $2500 payable by December 31, 2001 with interest at 4% per annum.

NOTE 4 - NET OPERATING LOSS CARRY FORWARD

Because of the change in ownership and the value of Shillelagh the net operating loss carry forward prior to 1997 will be negligible. Net operating losses occurring after 1996 can be carried forward to be used against future earnings for a 15-year period. as follows:


         Year of      Amount of Unused Operating         Expiration During
           Loss           Loss Carryforwards:                Year Ended


         1998                  $    68                          2013
         1999                  $23,171                          2014
         2000                  $ 9,177                          2015
                              -------
                              $32,416

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

Plan of Operation

         The Company will continue its efforts to generate revenues by selling subscriptions to its Website to financial institutions, banks and brokers during the fourth quarter of 2001 and the first quarter of 2002. The website, located at www.loststockholders.com provides a portal for clients to the company's services of obtaining unclaimed shares of stock for individuals entitled to such shares but have not claimed such shares as the result of a recent move, divorce or death in the family. Management also plans to add a new section to its website in order to services claims for unconverted, merged securities.

         Management's plan were dealt a sever blow with the death of the Company's president, Tiffany Zuzu, on November 7, 2001. Ms. Zuzu was a cental force behind the Company's operations. The board has moved swiftly to fill the vacancy left by Ms. Zuzu's death and has appointed Kimberly Legere as the Company's new president.

         Management previously obtained facilities and basic office equipment in connection with its operations. The Company's operating office is located at 8361 East Evans Road, Suite 105, Scottsdale, Arizona 85260. The Company's office equipment is minimal, but is sufficient for the Company's initial operating needs.

         The Company also plans to continue its effort to contact potential clients and otherwise advertise and promote the Company's services. Such advertising and promotion shall include maintenance of the Company's website, direct mailings to potential corporate clients, and telephone contact with such potential clients. In this fashion, management intends to build a base of clients.

         In order to attempt to generate revenues, the Company has installed a pay for access section to its web site. For a small fee, individuals can access the Company's databass of lost shareholder information in order to determine if they have assets listed therein.

         Management does not anticipate revenues which will fully support the Company's expense needs for an additional period of six (6) months from its initial operations. During that time, the Company's officers and directors intend to use personal funds to cover the Company's expenses. In this regard, management anticipates that the Company's operating expenses for the next full year of operations will be approximately $38,000. Officers and directors contributing cash to the Company will be compensated either through the issuance of stock or through the execution of Promissory Notes.



                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings.


ITEM 2:  Changes in Securities and Use of Proceeds

         On September 14, 2001, the issued and outstanding shares of the Company's common stock underwent a two-for-one forward split which had been approved by the Company's Board of Directors. As a result, the number of issued and outstanding shares of the Company's common stock went from 1,982,600 prior to the split to 3,965,200 after the split.


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


Dated: November 19, 2001.

                                            MICRON SOLUTIONS, INC.

                                            /s/ Kimberly Legere
                                            -------------------
                                                Kimberly Legere, President