Form 10KSB
period 2001-12-31
PANAMED CORP
filed 2002-04-16
CIK 1109486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES ACT OF

                      For the period ended December 31, 2001
                         Commission file number 0-17268

                               PANAMED CORPORATION
                   (Formerly known as MICRON SOLUTIONS, INC.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                                   86-0577075
---------------------------                                   ----------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

 537 Constitution Avenue, Suite A, Camarillo, CA                  93012
------------------------------------------------               ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's Telephone number: (805) 383-3924
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $0.00

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $72,030,120 as of April 15, 2002, based on 12,005,020 shares of the 22,155,020 shares of the Company's common stock not held by officers or directors valued at $6.00 per share.

                                     PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         PANAMED CORPORATION. (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on September 5, 1997 under the name Micron Solution, Inc. On December 4, 1997, Shillelagh Ventures Chartered ("Shillelagh"), a Utah corporation, was acquired by the Company through a merger.

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

         The Company's management then entered into a merger agreement with Micron Solutions, Inc., a Nevada corporation on September 9, 1997. Micron was incorporated on September 5, 1997 for the purpose of this merger. At the time of the merger, Shillelagh had an authorized capitalization of 10,000,000 shares of common stock, having a par value of $0.005 per share, of which 9,908,002 shares were issued and outstanding. At that same time, Micron had a capitalization of 100,000,000 shares of common stock, having a par value of $0.001 per share, of which 1,000 shares were outstanding. Micron, the Nevada corporation, was the surviving corporation.

         Effective March 1, 2002, Micron Solutions, Inc. entered into an exchange agreement with PanaMed, Inc., a California corporation. Under the terms of the exchange agreement, PanaMed obtained equity and management control of the Company by exchanging all the issued and outstanding shares of PanaMed for 21 million shares of the Company's common stock. The exchange agreement represents not only a change in control of the Company, but a change in the Company's principal line of business. Under the terms of the exchange agreement with PanaMed. The Company's issued and outstanding shares underwent a 10 to 1 reverse split and the number of shares of the company's authorized common stock was decreased from 100,000,000 to 10,000,000.

         Currently, the Company has a capitalization of 10,000,000 shares of common stock with a par value of $0.001 per share, of which 22,155,020 shares are issued and outstanding. The Company currently has approximately 500 shareholders.

(b)      BUSINESS OF THE ISSUER

(1) Principal products and Services

         The company is engaged in the bio-tech industry, with a primary focus on testing and distributing a patented line of therapeutics offered by Havel Investments Limited and used in treating certain disorders, including HIV/AIDS, Herpes 1&2, and Shingles. The company currently has an exclusive license to test and distribute Havel's treatments for HIV/AIDS within the continent of Africa.

         The therapeutics can be described as an immuno-modulating biological compound which can be used to target the virus for elimination by the body's own immune system. The therapeutics are expected to provide a number of advantages over conventional HIV/AIDS medication, including; simple to administer (sublingual application), minimal side effects, effective against different HIV viral derivatives, cost effective, and non-patient specific. Because of these advantages, the therapeutics are expected to be particularly suitable for large scale treatment programs.

         The therapeutics are provided in liquid form, with an average of 150 doses per bottle. Treatments are applied sublingually using a small dropper or spray dispenser. The therapeutics are sensitive to temperature and contamination, and therefore must be stored in a refrigerator and the solution/dropper must remain sterile at all times.

          An HIV/AIDS patient will typically receive 4 doses per day until their viral load has dropped significantly toward the ND level, and then go on 1 dose per day for a maintenance period. Past anecdotal case study trials conducted with 3 human HIV/AIDS patients have shown these therapeutics to be effective in reversing the HIV viral load to a non-detect (ND) level. In all cases the patients have remained at an ND level since initially reaching the ND level (one of these patients has a 5 year history of maintaining the ND level). All patients have remained on a maintenance program of 1 dose per day since reaching the ND level.

         The amount of time required to reduce the viral load to ND is expected to vary anywhere from 3 months to 24 months, with the time period depending on;
1) the viral load level prior to starting treatment, 2) the general health of the patient and 3) how well the patient adheres to the rules and procedures of the treatment program.

(2)      Distribution Methods

         The Company plans to launch case study pre-clinical trials in the continent of Africa in mid summer 2002. If positive results are achieved from these trials, the company will use the results to seek funding for a large scale program to distribute the products throughout Africa using a network of over 10,000 missionaries.

(3)      Status of Publicly Announced New Products or Services

         On February 8, 2002, the Company issued a press release announcing the signing of a letter of intent between Micron Solution, Inc., and PanaMed Corporation. This press release indicated that the parties had signed a letter of intent to pursue a reverse merger and that under the terms of the merger the Company's shares will undergo a 10 to 1 reverse split of Micron's 3.9M shares, prior to issuing 21 million shares of stock to PanaMed shareholders. This press release also briefly described PanaMed's business and indicated that PanaMed's management would take control of the combined Company.

         On or about February 28, 2002, the Company issued a press release indicating that management had formally signed a reorganization agreement to combine Micron with PanaMed, Inc. This press release indicated that the reorganization would become effective March 1, 2002 but indicated that numerous followup transactions were required to complete the reorganization. Such transactions included completing documentation to effect date 10 to 1 reverse split of the Company's shares, change in the name of the Company to PanaMed Corporation and to taking any other appropriate steps to complete the reorganization of the Company.

         On or about March 5, 2002, the Company issued a press release announcing that the Company had successfully reorganized and that the Company had commenced operations as PanaMed Corporation.

         On or about March 11, 2002, the Company issued a press release indicating that the Company plans to test and distribute a proprietary, cost effective line of immuno- modulating therapeutic compounds for the treatment of HIV/AIDS. The press release indicated that the Company plans to launch formal clinical trials in April of 2002 within the continent of Africa. The press release also indicates that upon the completion of successful trials the Company will undertake a distribution program.

(4)      Competitive Business Conditions

         PanaMed is faced with the possibility of competition from a wide variety of pharmaceutical companies, each with well equipped staff's and research facilities. At the present time, these competitors are better financed and operate with greater capital than PanaMed. There can be no assurance that the current and future competitors of PanaMed will not succeed in developing products and pricing that are more widely accepted in the marketplace or that will render PanaMed's products noncompetitive.

         In addition, certain of such current and future competitors of PanaMed will have the resources required to respond effectively to market changes or to compete successfully with more aggressive pricing policies than PanaMed. There can be no assurance that PanaMed will be able to compete successfully with current or future competitors or that competitive pressures will not have a material adverse effect PanaMed's business, financial condition and results of operations.

(5)      Dependence on Major Customers

         The Company does not have a base of customers. Management anticipates that the demand for its products will come primarily from the general public with the illnesses identified above.

(6)      Intellectual Property

         As stated above, the Company has obtained exclusive licensing rights to distribute a proprietary line of immuno-modulating therapeutic compounds for the treatment of HIV/AIDS. In this regard, the Company has entered into a licensing agreement for the use of various patented methods for the treatment of the illnesses identified in section one above.

(7)        Effect of Governmental Approval and Regulation

     The Company is subject to various FDA regulations and/or foreign regulatory bodies which govern or influence the research, testing, manufacturing, safety, labeling, storage, record keeping and advertising and promotion of pharmaceutical products and medical devices.

         The Company believes it is in compliance with all material foreign, domestic and state laws and regulations. There can be no assurance, however, that the Company will be able, for financial and other reason, to continue to comply with applicable laws, rules and regulations. Failure or delay by the Company and/or its designated agents to comply with FDA regulations or other applicable regulatory requirements could subject the Company to civil remedies, including fines, suspensions, delays of approvals, injunctions, recalls or seizures of products, operating restrictions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

         The Company's research, development, clinical trials, manufacturing and marketing of its products, are subject to an extensive, rigorous and frequently changing regulatory review process by the FDA and other regulatory agencies in the U.S. and various foreign countries. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. For example, FDA procedures for approval of pharmaceuticals and biologics involve clinical testing which occurs in three phases to demonstrate the safety and efficacy of the product. Phase 1 clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the effectiveness and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optimal dosage, and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. Upon successful completion of Phase III testing, a New Drug Application ("NDA") can be filed. Approval requires a review of detailed data resulting from the clinical studies, the composition of the drug, the labeling that will be used, information on manufacturing methods, and samples of the products. After the FDA completes its review of the application, a panel of medical experts typically reviews the products, and the applicant is required to answer questions regarding its safety and efficacy. At the recommendation of the panel, an NDA may be granted and the product may then be

marketed.  After  the  product  has  been  approved  for  marketing,   Phase  IV
post-marketing surveillance studies may be required to provide additional data to the FDA for longer term follow-up concerns.

         There can be no assurance that regulatory clearance will not take longer than currently anticipated because of delays, problems or unforeseen safety difficulties or that regulatory clearance will ever be granted, although the Company believes that the appropriate regulatory clearance ultimately will be forthcoming. Failure to obtain the proper regulatory approval will prevent the Company from marketing the product, which would have a material adverse effect on the Company's business, financial condition and results of operations. Even if regulatory approval is obtained, a marketed pharmaceutical product and its manufacturer are subject to continuing regulatory review, and discovery of previously unknown problems or amendments to existing statutes or regulations or the adoption of new statutes or regulations could result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         The manufacturing processes of the Company's products will be subject to certain regulatory guidelines. For example, the FDA establishes guidelines as GMP (Good Manufacturing Practice). All pharmaceutical manufacturers operating or distributing product in the USA must conform to these guidelines. The FDA inspects these facilities on a regular basis and notes any deficiencies. The facility must correct such deficiencies within a specified period of time.

         Any new pharmaceutical facility must go through a strict inspection by the FDA, in a full audit, and then adhere to the guidelines. Any facility not adhering to these guidelines is subject to disciplinary action.

(8)     Cost of Environmental Regulation

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

(9)   Employees

         As of April 12, 2002, the Company had 4 full-time and 2 part-time employees. Three of the employees are also officers and directors of the Company. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company expects the number of employees to grow over the next twelve months in accordance with operational plans.

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

         Prior to the filing of the Form 10-KSB, the Company had not filed reports with the Securities and Exchange Commission since 1989. Management anticipates that Forms 10-KSB, 10-QSB, and 8-K along with appropriate proxy materials will have to be filed as they come due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is http://www.sec.gov).

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(a) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company's executive offices now are located and substantially all of its operating activities are conducted from office space at two locations: 1) 537 Constitution Avenue, Suite A, Camarillo, California 93012, telephone (805) 383- 3924, and 2) 1720 Market Tower, 10W. Market St., Indianapolis, IN 46204
(866) 727-0702.

         The Company maintains its statutory office at 50 West Liberty Street, Reno, Nevada 89501, telephone (775) 322-0626. The Company does not own any real estate.

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

                                     PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

(a)      Market Information

         Quotations for the Company's common stock are made on the system of the National Association of Securities Dealers, Inc. ("NASDAQ"), known on the Over the Counter Bulletin Board under the symbol "PANA" and formerly under the symbol MCSU.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the Research Department of the NASDAQ Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Research Department of the NASDAQ Stock Market, Inc. has indicated that high/low bid information is unavailable for certain periods:

         Common Stock
         Quarter Ended                      High Bid          Low Bid
         -------------                      --------          -------
         December 31, 2001                  $ 0.05            $0.05
         September 30, 2001                 Unavailable       Unavailable
         June 30, 2001                      Unavailable       Unavailable
         March 31, 2001                     Unavailable       Unavailable
         December 31, 2000                  Unavailable       Unvailable
         September 28, 2001                 Unavailable       Unavailable
         June 29, 2001                      Unavailable       Unavailable
         March 30, 2002                     Unavailable       Unavailable


(b)      Holders

         There were approximately 527 holders of record of the Company's common stock as of March 26, 2002.

(c)      Dividends

         There have been no cash dividends declared on any class of the common stock in the last two (2) fiscal years. The Company's ability to pay dividends has been limited by the Company's lack of revenues and cash available to pay such dividends. Management does not anticipate that dividends will be paid in the future.

(d)      Issuance of Shares in the Last Three Years Prior to December 31, 2001.

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

         In February of 1997, the Company issued 2,500,000 shares to John J. Badger and 2,500,000 to Mark Riddle in connection with their services rendered regarding the reinstatement of the Company's charter and for funds they advanced to the Company in connection with the corporation's reinstatement and audit of its financial statements. Mr. Badger's shares were subsequently transferred to Capital Recovery Corp. and Equity Redemptions, Inc., entities owned and controlled by Tiffany Zuzu, the Company's treasurer and a director of the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2)of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

  Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward- looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

         The  Company  has  not  had   revenues  in  the  last  two  (2)  years.
Accordingly, management's plan of operations follows:

Plan of Operation

         Early in 2002, the Company's president, Tiffany Zuzu, died. As a result the Company business suffered serious setbacks. Given the Company's circumstances, management decided it was in the Company's best interest to enter into the exchange agreement with PanaMed identified in Part I, Item 1 above. Accordingly, the Company's plan of operation has changed.

         As PanaMed, the Company will undertake a program to launch clinical trials for the Havel products described in Part I, Item 1 above. If positive
results  are  shown,  the  Company  plans  to  seek  humanitarian   funding  for
distributing  the  AIDS/HIV  treatments  throughout  Africa.   Possible  sources
include;

- African Governments
- United Nations
- World Bank
- Gates Foundation

         PanaMed plans to develop a system for monitoring patient progress, recording the results, and storing the results in a safe and centralized location. The system will allow a patient's progress to be monitored at different treatment centers, while insuring accurate patient identification.

The system will be comprised of two parts, the Remote System and the Central Data Base. The following provides a brief description of each:

         Remote System

         The Remote System (RS) is a small, low cost, portable system which will be used in the treatment centers for analyzing blood, capturing and storing patient blood panels, entering relevant patient information, and transmitting patient records to the Central Data Base for long term storage. At least one Remote System will be provided to support each treatment center. The following components are included with each system:

(1)      Portable Computer
(2)      Portable Blood Analyzer
(3)      Fingerprint Identification System
(4)      Communication Link
(5)      Remote System (RS) software application

         The Fingerprint Identification System, Communication Link, and Blood Analyzer components are connected directly to the Laptop computer and operate under control of the RS software.

         The Fingerprint Identification System provides the capability for the patient's finger prints to be captured with a digital scanner and stored as a digital image file. The digital image is processed with special software designed to create a unique ID code based on the image captured. The ID code is used as a password to open the patient's record, providing a quick and easy way to access the correct file and to insure that each patient receives the proper medication and treatment instructions. Once a patient's file is open, the RS menu structure provides a means to enter all relevant information needed to maintain good records (i.e. patient's contact info, physician's name, health history, current condition, etc.). The patient's blood sample can be applied to the Blood Analyzer, which in turn creates a complete blood panel report. The report is automatically entered into the associated patient's file, providing a valuable component to the patient's medical record. The patient files will be stored on RS hard disk during the day and transmitted at night, via phone line or satellite communication, to the Central Data Base for safe keeping.

         Central Data Base

         This is a computer based system installed in a safe and secure facility. The Central Data Base has the capability to communicate with each Remote System in the field and thereby transmit/receive patient records on a daily basis. Patient records will be stored on hard disk for instant access and also recorded on aperture card microfilm for data base backup and long term (100 years)storage. The aperture card provides a permanent record of patient files which cannot be altered, thereby eliminating any question of tampering after the results are recorded. Also, the aperture cards provide an ideal means of maintaining and accessing patient files accumulated over a long period of time. For example, a 15 year medical history for John Doe can be easily and instantly accessed from a small stack of cards stored together in a single location. Other storage methods might require accessing small parts of a different mediums store in different locations due to the long period of time involved.

         The Central Database is comprised of the following components:

(1)      Communication Link
(2)      Computer System
(3)      hard Disk Storage System
(4)      Aperture Card Recorder


--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

                             MICRON SOLUTIONS, INC.

                                TABLE OF CONTENTS
                                -----------------



                                                                   Page
                                                                   ----
                                                                    No.


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

NOTES TO FINANCIAL STATEMENTS                                    F-7 - F-8

DALE Mcghie                                 Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                 1539 Vassar St. Reno, Nevada 89502
                                            Tel: 702-332-7744
                                            Fax: 702-332-7747

To the Board of  Directors
Micron Solutions Inc.
Reno, NV

                            ACCOUNTANT'S AUDIT REPORT
                            -------------------------

I have audited the accompanying balance sheets of Micron Solutions, Inc. (a development stage company as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements bases on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my audit.

In my opinion the statements referred to above present fairly, in all material respects, The financial position of Micron Solutions Inc. as of December 31, 2001 and 2000 and the results of its operations, and cash flows for the years then ended and from inception to December 31, 2001, are in conformity with generally accepted accounting principles

As described in Note 1 to the financial statements, Micron Solutions Inc. is a development stage company, and its ability to continue as a going concern is dependent on attaining future profitable operations. The financial statements do not include any adjustments that might result from the outcome if this uncertainty. Reno Nevada

/s/ DALE Mcghie
---------------
    DALE Mcghie


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               FOR THE YEAR ENDED
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                     ------
                                                           December-31       December-31
                                                              2001              2000
                                                            --------          --------
 CURRENT ASSETS
             Cash                                           $    302          $    270
             (noteR3)eivable - Officers                        2,500             4,500
                                                            --------          --------
   TOTAL CURRENT ASSETS                                        2,802             4,770
                                                            --------          --------
PROPERTY AND EQUIPMENT
             Equipment                                        13,512            13,512

             less accumnulated deprec                          4,054             1,352
                                                            --------          --------
                                                               9,458            12,160
                                                            --------          --------
             TOTAL ASSETS                                   $ 12,260          $ 16,930
                                                            ========          ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------

CURRENT LIABILITIES
             Accounts Payable                               $  3,311          $  1,217
                                                            --------          --------
STOCKHOLDER'S EQUITY
             Common Stock; $0.001 par
              value, 100,000,000 shares
             authorized; issued and outstanding
             3,965,200 at December 31, 2001                    3,965             3,965

             Paid in Capital                                  51,997            44,164

             Deficit accumulated during
             the development  stage                          (47,013)          (32,416)
                                                            --------          --------
             Total equity                                      8,949            15,713
                                                            --------          --------
                                                            $ 12,260          $ 16,930
                                                            ========          ========

     The accompany notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (see accountants report)
                                                                 Accumulated
                                                                Deficit from
                                                                 Ineption of
                                      YEAR ENDED  YEAR ENDED     Development
                                     12/31/2001   12/31/2000      Stage to
                                                                  12/31/01
                                      --------    --------        --------
REVENUE                               $     13    $   --          $     13
                                      --------    --------        --------
OPERATING COSTS AND
 EXPENSES

             Legal & Professional        8,516       6,902          26,471
             Organizational Costs          --         --            12,027
             Bank Fees                     166          84             389
             Credit Card Fees              315         338             674
             Depreciation                2,702       1,352           4,054
             Office Supplies               --           68              68
             Postage                       250         300             550
             Printing                      --          133             133
             Repair and Miantenance      1,160        --             1,160
             Rent                        1,500        --             1,500
                                      --------    --------        --------

             Expenses                   14,609       9,178          47,026
                                      --------    --------        --------

             Net Income (loss)        $(14,596)   $ (9,178)        (47,013)
                                      ========    ========        ========

loss per share                        $ (0.003)   $(0.0030)
                                      ========    ========
     The accompany notes are an integral part of these financial statements


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                                                            Accumulated
                                                                                           Deficit since
                                                 Common         Stocks       Paid in       inception of
                                                 Issued         Amount       Capital      Development Stage
                                              -----------    -----------    -----------     -----------

Balance Deeember 31, 1996
as restated (note 1)                           9,816,004    $    49,080    $ 1,897,151           --

 Write off Liabilities  note 1

 Reverse stock split of
 five shares surrendered
 for one share issued                         (7,852,804)       (47,117)        47,117           --

Quasi - reorganization  (note 1)                       8           --       (1,946,231)          --

 Net (Loss) for the year
 ending December 31,
 1996                                              --              --             --             --
                                              -----------    -----------    -----------     -----------

 Balance December 31
 1996                                          1,963,200          1,963         (1,963)          --

 Issue of shares in Micron                         2,000              2          9,174           --
 Solutions for Cash

 Issue of Shares in Micron
 for services, no value                        2,000,000          2,000         (2,000)          --

 Net (Loss) for the  year
 ending December 31,
 1997                                               --             --             --             --
                                              -----------    -----------    -----------     -----------
 Balance December 31,
 1997                                          3,965,200          3,965          5,212           --

 Contributed Capital                                --             --            4,649           --
 Net (loss) for the year
 ending December 31
 1998                                               --             --             --              (69)
                                              -----------    -----------    -----------     -----------

 Balance December 31,
 1998                                          3,965,200          3,965          9,861            (69)
                                              -----------    -----------    -----------     -----------

    The accompanying notes are an integral part of these financial statements


                             MICRON SOLUTIONS, INC.
                         (A DEVELOPMENTS STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTH ENDED MARCH 31, 2001

                                   CONTINUED
                                                                                                  Accumulated
                                                                                                 Deficit since
                                                 Common              Stocks       Paid in        inception of
                                                 Issued              Amount       Capital      Development Stage
                                               ---------           ---------   ---------          ---------

Contributed Capital                                 --                  --        17,553               --

Net (loss) for the
Year Ended December 31
1999                                                --                  --          --              (23,171)
                                               ---------           ---------   ---------          ---------

Balance December 31
1999                                           3,965,200               3,965   $  27,414            (23,240)
                                               ---------           ---------   ---------          ---------

Contributed Capital                                    0                   0   $  16,750               --

Net (loss) for the
Year Ended December 31
2000                                                --                  --          --               (9,177)
                                               ---------           ---------   ---------          ---------

Balance Deember 31, 2000                       3,965,200               3,965   $  44,164            (32,417)
                                               ---------           ---------   ---------          ---------

Contributed Capital                                 --                  --     $   7,833               --

Net (loss() for the
year ended
31-Dec-01                                           --                  --          --              (14,596)
                                               ---------           ---------   ---------          ---------

 Balance December 31, 2001                     3,965,200           $   3,965   $  51,997          $ (47,013)
                                               =========           =========   =========          =========

   The accompanying Notes are an integral paret of these financial statements


                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   Accumulated
                                      Since
                                                                                                     inception of
                                                    31-Dec               31-Dec                       Development
                                                     2001                 2000                           stage
                                               -----------------   --------------------           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                            $(14,598)               $ (9,178)                      $(47,050)
             Adjustments to reconcile net loss          3
             to net cash used by operating
             activities:
             Depreciation                           2,702                   1,352                       $  4,054
             Net (Increase) Decrease in
             Accounts and Loans Receivable          2,000                  (4,500)                        (2,500)
             Organizational Costs - Note 1

             Increase (Decrease)
             in Accounts Payable                    2,098                   1,218                          3,316
                                                 --------                --------                       --------

             Net Cash provided (used) by
             operating Activities                  (7,798)                (11,108)                       (42,180)
                                                 --------                --------                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Loan Receivable - Officers
             Purchases of Equipment                  --                   (12,532)                        13,512
                                                 --------                --------                       --------

             Net Cash provided (used)
             by Investing Activitiesa                --                   (12,532)                       (12,532)
                                                 --------                --------                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

             Sale of Capital Stock and
             amounts contributed to capital         7,834                  16,750                         59,279
                                                 --------                --------                       --------

             Net cash provided by
               Financing Activities                 7,834                  16,750                         58,279
                                                 --------                --------                       --------

             Increase in Cash                          36                  (6,890)                           306

             Cash and Cash Equivalents,
             beginning of year                        270                   7,160                           --
                                                 --------                --------                       --------

             Cash and Cash Equivalents,
               end of year                       $    302                $    270                       $    302
                                                 ========                ========                       ========

    The accompanying notes are an integral part of these financial statements

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

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

On September 10, 2001, the Board of Directors authorized an 2 for 1 stock split of common stock to stockholders of record on September 10, 2001

The financial statements have been restated to reflect these transactions.

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

INCOME TAX:
Due to no earnings as of December 31, 2001, no provision for Federal income taxes has been made.

DIVIDEND POLICY:
The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                             MICRON SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - CONTINUED

PROPERTY AND EQUIPMENT
Property and equipment consists of a Computer and Web-site, which is being depreciated over a period of five years using the straight-line method. beginning in January of 2000.

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

NOTE 3 - LOANS RECEIVABLE - OFFICERS
There is a loan receivable from officers for $2500 payable by March 31 2002 with interest at 4% per annum.

NOTE 4 - NET OPERATING LOSS CARRY FORWARD

Because of the change in ownership and the value of Shillelagh the net operating loss carry forward prior to 1997 will be negligible. Net operating losses occurring after 1996 can be carried forward to be used against future earnings for a 15-year period. as follows:



     Year of           Amount of Unused Operating     Expiration  During
      Loss                 Loss Carryforwards:            Year Ended
      ----                 -------------------            ----------
      1998                    $     68                       2013
      1999                    $ 23,171                       2014
      2000                    $  9,177                       2015
      2001                    $ 14,596                       2016

                                    PART III

--------------------------------------------------------------------------------
ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)      Directors and Executive Officers

         As of April 12, 2002, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                            Period Served As
Name               Age      Position                      Director or Officer*
----               ---      --------                      --------------------

Phillip Butler     48        CEO and                      March 2002 -Present
                             Director

Thomas Sims        51        President, Treasurer &       March 2002 to Present
                             Chairman of the Board

Dan Butler         45        Director                     March 2002 to Present

Catherine Sims     51        Secretary                    March 2002 to Present

*On March 1, 2002 all of Micron's directors, officers and management resigned their positions and PanaMed's directors, officers and management were installed as the company's new governing body. In the future, the Company's directors will be elected at the annual meeting of stockholders and will hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Phillip Butler, CEO and Director

         Mr. Butler, a co-founder of PanaMed, has served as PanaMed's CEO and as a director since the inception of the company.

         For over 20 years. Mr. Butler has been involved in developing financial strategies, corporate development, mergers, acquisitions, and financing. He has a wide variety of expertise and has worked with small and large companies across the country. These range from large companies such as Eli Lilly, Chrysler, and International Paper, to dozens of medium size and start-up companies. Mr. Butler comes from an insurance and stock brokerage background, however he has experience in construction, management, manufacturing, government contracts, and product distribution.

         Thomas Sims, President and Chairman

         Mr. Sims, a co-founder of PanaMed, has served as PanaMed's President, Treasurer and Chairman since the company's inception.

         Mr. Sims has accumulated a wide variety of experience over the past 28 years in working for small, medium, and large companies, such as Eaton, Allied, Bunker Ramo, Alpharel, and Quintek, with responsibilities that include design engineering, project engineering, program management, executive management, sales, marketing, product distribution, legal, financial, business development, and corporate development. His accomplishments includes; launching companies, raising money, mergers, acquisitions, joint ventures, launching subsidiaries, establishing and building strategic partnerships (domestic and international), going public and launching/nurturing a public trading network (e.g. Wall street investors, market-makers, traders, analysts, IR, etc.). Mr. Sims received a BS degree in Electronics Engineering Technology from the University of Southern Colorado in 1973.

         Dan Butler, Director

         Mr. Butler, a co-founder of PanaMed, has served as director since the Company's inception. Dan has over 20 years of experience in the Christian ministry and is on the steering committed for a large missionary network in Africa. Mr. Butler received his BS degree in biology from Purdue University in 1978.

         Todd Davis, Executive VP Corporate Development

         Mr. Davis, a co-founder of PanaMed, has served as PanaMed's Executive VP of Corporate Development since the company's inception. Mr. Davis has accumulated 12 years experience in the investment banking industry while working for several small to mid size regional investment banking firms and as an independent consultant for public companies in the Chicago area. Responsibilities include numerous management positions relating to; corporate research, IPOs, secondary offerings, private placements (public and private), reverse mergers, and bridge financing. Mr. Davis received his BS degree in Administrative Communications, with an emphasis in business, from Northern Arizona University in 1989.

         Seth Cayer, Executive VP International Development

         Mr. Cayer, a co-founder of PanaMed, has served as PanaMed's Executive VP of International Development since the Company's inception. Seth has more than seven years experience in the investment banking and corporate consulting industries with primary focus on corporate growth strategy. Responsibilities at the executive management level include corporate growth and development, market penetration, sales and marketing, joint ventures, private placements, secondary offerings, mergers and acquisitions, seed, pipeline and bridge financing, market strategies and analysis. Mr. Cayer studied economics at Boston College with emphasis on international business.


(c)      Directors of Other Reporting Companies:

         Thomas Sims, the Company's President, Treasurer and Chairman, is also the President, CEO, and Chairman of Quintek Technologies, Inc., a fully reporting public company trading on NASDAQ's Over the Counter Bulletin Board under the symbol "QTEK".

(d)      Employees:

         The officers and directors who are identified above are significant employees of the Company.

(e)      Family Relationships:

         - Phillip Butler and Dan Butler are brothers.

         - Thomas Sims and Catherine Sims are husband and wife

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

--------------------------------------------------------------------------------
ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The Company, under Micron's management, has not compensated its management in the last three years due to the fact that the Company has not been engaged in business since 1990. The following table sets forth information about compensation paid or accrued by the PanaMed management between August 29, 2001 (inception) and December 31, 2001. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 2001.


                           Summary Compensation Table

                             Long Term Compensation

                       Annual Compensation Awards Payouts




                                                      (e)                             (g)
                                                   Other             (f)        Securities                     (i)
        (a)            (b)                         Annual       Restricted      Under-            (h)      Other
Name and                         (c)        (d)    Compen-      Stock           Lying          LTIP        Compen-
Principal                     Salary     Bonus     sation       Awards          Options/       Payouts     sation
Position             Year     $          ($)       ($)          ($)             SARs(#)        ($)         ($)
--------             ----     -          ---       ---          ---             -------        ---         ---
Phillip Butler
CEO and              2001     $None      $None     $None        $None           None           $None       $None
Director             2000     $None      $None     $None        $None           None           $None       $None
                     1999     $None      $None     $None        $None           None           $None       $None

Thomas Sims
President            2001     $None      $None     $None        $None           None           $None       $None
                     2000     $None      $None     $None        $None           None           $None       $None
                     1999     $None      $None     $None        $None           None           $None       $None

Todd Davis
Executive VP/        2001     $None      $None     $None        $None           None           $None       $None
Director             2000     $None      $None     $None        $None           None           $None       $None
                     1999     $None      $None     $None        $None           None           $None       $None


--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of April 15, 2002 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                           (2)
  (1)              Name and Address                    (3)                                 (4)
 Title                 of Beneficial              Amount and Nature of                   Percent of
of Class                  Owner                     Beneficial Ownership                    Class
--------          ------------------------        -----------------------------        ---------------


Common            Briargate Investment           4,000,000                            18.0 % (Note 1)
                  5465 White Oak, #112
                  Encina, CA 91316

Common            Seth Cayer                     1,400,000                              6.3%  (Note 2)
                  265 Narragansett Pkwy.
                  Warwick, R.I. 02888

Common            Quintek Technologies, Inc.     2,000,000                              9.0%  (Note 3)
                  537 Constitution Ave.
                  Suite B
                  Camarillo, CA 93012

Common            Rayne Forecast, Inc.           1,400,000                              6.3%  (Note 4)
                  29606 N. Tatum Blvd., #118
                  Cave Creek, AZ 85331

  (1)              Name and Address                    (3)                                 (4)
 Title                 of Beneficial              Amount and Nature of                   Percent of
of Class                  Owner                     Beneficial Ownership                    Class
--------          ------------------------        -----------------------------        ---------------



                           (2)
  (1)              Name and Address                    (3)                                 (4)
 Title                 of Beneficial              Amount and Nature of                   Percent of
of Class                  Owner                     Beneficial Ownership                    Class
--------          ------------------------        -----------------------------        ---------------



(b)        Security Ownership of Management:


Common            Phillip J. Butler                      4,850,000                     21.8% (Note 5)
                  1720 Market Tower
                  10W Market St.
                  Indianapolis, IN 46204

Common            Catherine W. Sims                      4,300,000                     19.4% (Note 6)
                  537 Constitution Ave.
                  Suite A
                  Camarillo, CA 93012

Common            Thomas W. Sims                         4,300,000                     19.4% (Note 6)



                  537 Constitution Ave.
                  Suite A
                  Camarillo, CA 93012

Common            Daniel L. Butler                       1,000,000                      4.5% (Note 7)
                  537 Constitution Ave.
                  Suite A
                  Camarillo, CA 93012

Common            All Directors and                     10,150,000                     45.8%
                  Officers as a Group

Notes:

(1) The stock issued to Briargate Investment, LLC is being held by the Company pending completion of services due the Company in connection with the original issuance of these shares.

(2) Seth Cayer is a co-founder and an employee of PanaMed.

(3) In November of 2001, Quintek Technologies, Inc. (Quintek) and PanaMed executed a stock swap transaction in which 2,000,000 shares of Quintek stock was exchanged for 2,000,000 shares of PanaMed stock. In a subsequent transaction, 600,000 Quintek shares and 200,000 PanaMed shares were used by PanaMed as collateral for securing a $100,000 loan from Dr. George Hogenson, an accredited private investor. Thomas Sims is the President, CEO and Chairman of Quintek and President, Treasurer and Chairman of PanaMed.

(4) Rayne Forecast, Inc. is a private company owned and operated by Todd Davis. Todd is a co-founder and an employee of PanaMed.

(5) Of the 4,850,000 shares controlled by Phillip Butler, 4,350,000 of these shares are held directly by Mr. Butler and his assignees and, 500,000 shares are held by Corporate Development Strategies, Inc. a private company owned and operated by Mr. Butler. Phillip is a co-founder, employee, officer, and director of PanaMed.

(6) Thomas Sims (the Company's President, Treasurer and Chairman) and Catherine Sims (the Company's Secretary) and their assignees, jointly own a total of 4,300,000 shares of PanaMed stock and thereby jointly hold an 18.60% equity position in PanaMed. Thomas and Catherine are husband and wife and co-founders and employees of PanaMed.

(7) Of the 1,000,000 shares controlled by Daniel Butler, 800,000 shares are held directly by Daniel, and 200,000 shares are held by the United Pentecostal Church of Bellflower and controlled indirectly by Daniel. Daniel is a director of PanaMed and a brother to Phillip Butler.

(c)        Changes in Control:

           A change of control of the Company occurred in connection with the exchange agreement effective March 1, 2002 as described in Part I, Item No.1 above.

--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Effective as of March 1, 2002, the Company issued a total of 23,121,000 shares of its common stock to the shareholders of PanaMed, Inc., a California corporation, as part of the exchange agreement between the Company and PanaMed. The shares were issued in exchange for all the issued and outstanding shares of PanaMed. All such shares, including the shares issued by PanaMed Inc. and the shares issued by PanaMed Corporation, were issued in reliance on the exemption from registration contained in Section 4(a) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         Some of the officers and employees of the company have received loans from the company. Details of the loan transactions will be provided in the company's upcoming audit report to be filed within 60 days after March 1, 2002.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         To management's knowledge, the company has not filed any reports on Form 8-K during the last year or during the last five years.

(a)      Exhibits

Assigned
Number   Description
------   -----------
(2)      Plan  of   acquisition,   reorganization,   arrangement,   liquid,   or
         succession: None

(3)(ii) By-laws of the Company: Included in the Company's Form 10-SB filing and incorporated by reference herein.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement:   None

(10)     Material Contracts:   Exchange Agreement effective March 1, 2002.

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

(18)     Letter on change in accounting principles:   None

(21)     Subsidiaries of the registrant:   None

(22)     Published report regarding matters submitted to vote: None

(23)     Consent of reports and counsel: None

(24)     Power of Attorney:   None

(99)     Additional Exhibits:   None

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the last quarter of 2001.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2001.

                                                      PANAMED, INC.
                                                      By /s/ Thomas Sims
                                                      -------------------
                                                              Thomas Sims
                                                              President