Form 10QSB
period 2002-03-31
PANAMED CORP
filed 2002-06-13
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                                Quarterly Report

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the period ended March 31, 2002

                               PANAMED CORPORATION

             (Exact name of registrant as specified in its charter)


           Nevada                        0-17268           77-0583516
 -------------------------------      ------------      -------------------
 (State or other jurisdiction of      (Commission         (IRS Employer
 incorporation or organization)       File Number)      Identification No.)




                         537 Constitution Ave., Suite A
                           Camarillo, California 93012
                     (Address of principal executive office)

                     Issuer's telephone number: 805-383-3924

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

On  May  31,  2002,   22,337,520  shares  of  the  issuer's  common  stock  were outstanding.

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

               Securities registered to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)


                                Table of Contents

Part I. Financial Information.................................................................................................2


         Item No. 1. Financial Statements.....................................................................................2


         Item No. 2 Management's Discussion and Analysis.....................................................................15


Part II Other Information....................................................................................................17


         Item No. 2. Changes in Securities and Use of Proceeds...............................................................17

         Item No. 6. Exhibits and Reports on Form 8-K........................................................................17


Exhibits.....................................................................................................................17

Reports on Form 8-K..........................................................................................................17

Signatures...................................................................................................................17


                          Item 1. Financial Statements
                               PANAMED CORPORATION
                          (A development stage company)

              BALANCE SHEETS - MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                         March 31, 2002         Dec. 31, 2001
                                                         (Unaudited)
                                                           --------               --------
 CURRENT ASSETS:
   Cash                                                    $ 34,977               $    106
   Prepaid expenses                                            --                   21,000
                                                           --------               --------

                      Total current assets                   34,977                 21,106
                                                           --------               --------

PROPERTY AND EQUIPMENT (net of accumulated
   depreciation of $122 and $0, respectively)                 5,984                   --
                                                           --------               --------

OTHER ASSETS:
   Investment                                               109,012                176,783
   Notes receivable - related parties                          --                   29,593
                                                           --------               --------

                                                            109,012                206,376
                                                           --------               --------

                                                           $149,973               $227,482
                                                           ========               ========


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
              BALANCE SHEETS - MARCH 31, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31, 2002          Dec. 31, 2001
                                                                 (Unaudited)
 CURRENT LIABILITIES:
   Accounts payable                                             $     6,399              $     5,887
   Note payable - related party                                        --                      7,400
   Other current liabilities                                           --                     20,000
                                                                -----------              -----------

                      Total current liabilities                       6,399                   33,287
                                                                -----------              -----------

OTHER LIABILITIES                                                    43,500                     --
                                                                -----------              -----------

STOCKHOLDERS' EQUITY:
   Common  stock - $0.01 and $ 0.0001 par
   value, respectively Authorized - 100,000,000 shares Issued and outstanding - 23,485,020 and

     19,750,000 shares, respectively                                234,850                    1,975
   Additional paid-in capital                                     3,608,094                  255,987
   Deficit accumulated during the development stage              (3,692,870)                 (63,767)
                                                                -----------              -----------

                                                                    150,074                  194,195
   Less subscriptions receivable                                    (50,000)                    --
                                                                -----------              -----------

                      Total stockholders' equity                    100,074                  194,195
                                                                -----------              -----------

                                                                $   149,973              $   227,482
                                                                ===========              ===========


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION

                          (A development stage company)

                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2002

                                   (Unaudited)
                                                                                                 Period from
                                                                      Three months             August 21, 2001
                                                                        ended                  (Inception) to
                                                                     March 31, 2002            March 31, 2002
                                                                      -----------               -----------
                                                                     (Unaudited)                (Unaudited)

SALES                                                                 $      --                 $      --

COST OF SALES                                                                --                        --
                                                                      -----------               -----------

                            Gross margin                                     --                        --

OPERATING EXPENSES                                                      3,142,152                 3,196,501
                                                                      -----------               -----------

                            Loss from operations                       (3,142,152)               (3,196,501)
                                                                      -----------               -----------

OTHER EXPENSES:
    Acquisition expense                                                  (445,000)                 (445,000)
    Loss on sale of investment                                            (29,240)                  (29,240)
    Loss on investment                                                    (11,911)                  (21,329)
                                                                      -----------               -----------

                                                                         (486,151)                 (495,569)
                                                                      -----------               -----------

                            Net loss before income taxes               (3,628,303)               (3,692,070)

PROVISION FOR INCOME TAXES                                                   (800)                     (800)
                                                                      -----------               -----------

                            Net loss                                  $(3,629,103)              $(3,692,870)
                                                                      ===========               ===========

NET LOSS PER SHARE

    Basic and diluted                                                 $     (0.17)              $     (0.20)
                                                                      ===========               ===========





               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION

                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 2002 AND

             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2002
                                   (Unaudited)
                                                                                            Deficit
                                                                                          Accumulated
                                                                      Additional           During The             Total
                                            Common Stock               Paid-in            Development         Stockholders'
                                            Shares        Amount       Capital               Stage                Equity
                                    ------------------------------------------------------------------------------------------

Balance, August 21, 2001                       -- $         --     $     --             $     --              $     --

Issuance of stock for cash
   September 4, 2001
   ($0.0001 per share)                   17,610,000        1,761         --                   --                   1,761

Issuance of stock for cash
   September 19, 2001
   ($0.50 per share)                         60,000            6       29,994                 --                  30,000

Issuance of stock for stock
   October 15, 2001
   ($0.931 per share)                     2,000,000          200      186,001                 --                 186,201

Issuance of stock for cash
   October 24, 2001
   ($0.50 per share)                         20,000            2        9,998                 --                  10,000

Issuance of stock for cash
   October 30, 2001
   ($0.50 per share)                         60,000            6       29,994                 --                  30,000

Net loss                                       --           --           --                (63,767)              (63,767)
                                    ------------------------------------------------------------------------------------------
Balance, Dec. 31, 2001                   19,750,000        1,975      255,987              (63,767)              194,195

Issuance of stock for cash
   February 20, 2002
   ($1.00 per share)                         63,380          634       62,746                 --                  63,380

Issuance of stock for services
   February 20, 2002
   ($1.00 per share)                        126,620        1,266      125,354                 --                 126,620


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 2002 AND

             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2002
                                   (Unaudited)

                                   (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional      During The             Total
                                                     Common Stock           Paid-in        Development         Stockholders'
                                                  Shares        Amount      Capital          Stage                Equity
                                    ------------------------------------------------------------------------------------------

Issuance of stock for cash
   March 1, 2002
   ($0.80 per share)                              60,000          600       47,400             --                48,000

Issuance of stock for cash
received in prior period
   March 1, 2002
   ($1.00 per share)                              20,000          200       19,800             --                20,000

Issuance of stock for cash
   March 1, 2002
   ($1.00 per share)                             312,000        3,120      308,880             --      3         12,000

Issuance on subscription
   March 1, 2002

   ($1.00 per share)                              50,000          500       49,500             --                50,000

Issuance of stock for services
   March 1, 2002
   ($1.00 per share)                           2,715,000       27,150    2,687,850             --    2,7         15,000

Acquisition of Micron
   Solutions, Inc., a public shell

   March 1, 2002
   ($0.01 par value)                             396,520        3,965        4,542             --                 8,507

Change in par value of
   common stock
   March 1, 2002
   (from $.0001 to $.01 per
    share)                                          --        193,050     (193,050)            --                  --

Issuance of stock for cash
   March 18, 2002
   ($1.00 per share)                             132,500        1,325      131,175             --      1         32,500



                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2002
                                   (Unaudited)

                                   (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                                                      Additional           During The             Total
                                            Common Stock               Paid-in            Development         Stockholders'
                                        Shares        Amount           Capital               Stage                Equity
                                    ------------------------------------------------------------------------------------------

Issuance of stock for services
   March 18, 2002
   ($1.00 per share)                       109,000        1,090            107,910                    --              109,000

Cancellation of stock
   March 27, 2002

   ($0.0001 per share)                   (250,000)         (25)                 --                    --                 (25)


Net loss                                        --           --                 --            (3,629,103)         (3,629,103)
                                    -----------------------------------------------------------------------  -----------------

Balance, March 31, 2002                 23,485,020$    234,850   $       3,608,094    $       (3,692,870)    $        150,074
                                    =======================================================================  =================


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2002
                                   (Unaudited)
                                                                                                            Period from
                                                                                  Three months             August 21, 2001
                                                                                     ended                 (Inception) to
                                                                                 March 31, 2002            March 31, 2002
                                                                                  -----------               -----------
                                                                                   (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    $(3,629,103)              $(3,692,870)
      Adjustments to reconcile net loss to net cash
         used by operating activities -
         Non-cash items included in net loss:
           Common stock issued for services                                         2,950,620                 2,950,620
           Other operating activities                                                  85,527                 12109,425
                                                                                  -----------               -----------

                Net cash used in operating activities                                (592,956)                 (632,825)
                                                                                  -----------               -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                              79,347                    49,754
                                                                                  -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock                                     555,880                 12627,641
           Other financing activities                                                  (7,400)                   (9,593)
                                                                                  -----------               -----------

                Net cash provided by financing activities                             548,480                   618,048
                                                                                  -----------               -----------

NET INCREASE IN CASH                                                                   34,871                    34,977

CASH, BEGINNING OF PERIOD                                                                 106                      --
                                                                                  -----------               -----------

CASH, END OF PERIOD                                                               $    34,977               $    34,977
                                                                                  ===========               ===========


               The accompanying notes are an integral part of the
                             financial statements.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited financial statements of PanaMed Corporation (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and the period from August 21, 2001 (date of inception) through March 31, 2002, and cash flows for the three months ended March 31, 2002 and the period from date of inception through March 31, 2002. The results of operations are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-KSB and 8-K.

(a)      Nature of Business - Development Stage Company

              The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any significant business other than organizational efforts and has therefore sustained substantial operating losses.

              PanaMed Africa, Inc (later changed to "PanaMed, Inc") was established on August 21, 2001, as a California corporation for the purpose of testing and distributing a unique line of therapeutic products supplied by Havel Investment, LTD ("Havel"). The therapeutics are used for treating serious illness such as HIV/AIDS, Herpes, and Shingles. To date, these therapeutics have been used only in private treatments and they do not have FDA approval and have not been tested in any clinical trials.

         (b)  Basis of Accounting

              The Company reports on the accrual basis for both financial statement and income tax purposes.

          (c) Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d)  Concentration of Credit Risk - Cash

              The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Periodically throughout the period the Company has maintained cash balances in excess of federally insured limits. The Company's uninsured balances totaled $-0- at March 31, 2002.

(e)      Equity Method of Accounting for Investments

              Investment in Quintek Technologies, Inc. in which the Company has a 3.8% interest, is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

(f)      Property, Equipment, and Depreciation

              Property is recorded at cost. Depreciation of equipment is provided using the straight line and accelerated methods over the following estimated useful lives:

                                                                 Estimated
                        Asset Classification                    Useful Life

                        Computer equipment                         5 Years

              Expenditures for repairs and maintenance are charged against operations when incurred.

(g)      Income Taxes

              The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

              The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)

              The deferred tax asset is $817,056 as of March 31, 2002. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards of $817,056 expire at various times through the year 2021.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)      Income taxes (continued)


              The effect of temporary differences that give rise to significant portions of the deferred tax benefit are presented below:

                 Net operating loss carryforward           $       152,759
                 Stock-based compensation                          646,200
                                                           -----------------

                                                                    798,959

                 Less valuation allowance                          (798,959)
                                                           -----------------

                 Total                                     $            --
                                                           =================



(2)      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         Management believes the Company's current cash and cash generated from operations may not be sufficient to meet its anticipated cash needs for the year ended December 2002. Accordingly, the Company will require an additional capital infusion or revenues from sales to continue operations. Management is not certain if additional capital or sales proceeds will become available. If unsuccessful in obtaining an additional capital infusion, the Company may be required to cease operations.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)

(3)      NOTES RECEIVABLE - RELATED PARTIES
                                                                               Mar. 31, 2002          Dec. 31, 2001
                                                                                (Unaudited)
         Note receivable from Thomas Sims, President and Chairman of the Board, due on demand, interest at the applicable
            federal rates ("AFR").                                          $               --     $           5,536

         Note receivable from Phillip Butler, CEO, due on demand, interest at the applicable federal rates ("AFR").

                                                                                            --                24,057
                                                                            --------------------   -------------------

                                                                            $               --     $          29,593
                                                                            ====================   ===================

(4)      INVESTMENT

         The investment held by the Company consists of a 3.8% ownership interest in Quintek Technologies, Inc., a California corporation related by common management. The investment is accounted for on the equity method.

Pertinent financial information of Quintek Technologies, Inc. as of March 31, 2002 is as follows:

                                                                                   Mar. 31, 2002
                                                                                    (Unaudited)
                 Balance sheet:
                     Assets                                                     $        427,014
                                                                                ====================

                     Liabilities                                                $      1,286,887
                     Equity                                                             (859,873)
                                                                                --------------------

                                                                                $        427,014
                                                                                ====================

                 Income statement:
                     Revenues                                                   $        121,084
                     Expenses                                                            371,403
                                                                                --------------------

                            Net loss                                                    (250,319)
                     Weighted average ownership for three months ended                       4.76%
                                                                                --------------------

                 Company's share of net loss                                    $        (11,911)
                                                                                ====================

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)
(5)      COMMITMENTS AND CONTINGENCIES

(a)      Operating Lease

              Effective September 1, 2001, the Company entered into an agreement to lease its operating facilities under an operating lease from Quintek Technologies, Inc., related by common management. The lease expires August 31, 2002. Rent expense for the period ended March 31, 2002 was $6,000.

              Minimum  future  rental  commitments  under  this   non-cancelable
operating lease are as follows:

         Year ended December 31, 2002                       $          10,000
                                                           ==================

(6)      PURCHASE AGREEMENT

         As of March 1, 2002, the Company, then known as Micron Solutions, Inc. ("Micron"), entered into an Exchange Agreement with PanaMed, Inc., a California corporation, and all of its shareholders, under which; (a) Micron and its existing shareholders were to effect a one for ten reverse stock split of the 3,965,200 shares of its common voting stock then issued and outstanding; (b) the PanaMed Inc shareholders were then to transfer and assign their PanaMed shares to Micron, thereby causing PanaMed Inc to become its wholly owned subsidiary, and in exchange such shareholders were to receive an identical number of Micron's authorized but previously unissued shares of voting common stock, $.01 par value;
         (c) Micron's board of directors and officers were to resign and be replaced by PanaMed Inc nominees; (d) Micron was then to change its name to PanaMed Corporation; and (e) certain of Micron's former management were to be engaged as consultants to the Company, in connection with which engagement they were to receive $225,000 in cash payments and 210,000 Company shares. Such transaction was concluded as of that same date, resulting in the receipt by the former PanaMed shareholders of 23,121,000 Company shares, or 98% of its equity ownership. Micron's assets and liabilities, as distinguished from those of the Company being reported herein as of March 31, 2002 and December 31, 2001, were immaterial, and have not been separately identified. Its audited balance sheet as of December 31, 2001, does appear, however, in Micron's Form 10-KSB, as filed with the Securities and Exchange Commission on April 16, 2002.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                  AS OF MARCH 31, 2002 AND FOR THE PERIOD FROM
           AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                   (Unaudited)
(7)      NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding of 21,021,612 for the three-month period ended March 31, 2002. The weighted average number of common shares outstanding for the period from August 21, 2001 (date of inception) through March 31, 2002 was 18,543,431. The basic and diluted earnings per share calculations are the same because the Company has no dilutive securities outstanding.

(8)      LICENSING AGREEMENT

         Effective October 23, 2001, PanaMed Inc. entered into a licensing agreement with Havel Investments, Ltd. ("Havel") whereby PanaMed, Inc. received exclusive rights to market Havel's therapeutic product for the treatment of HIV/AIDS throughout continental Africa. In consideration for this license, PanaMed, Inc. was obligated to remit to Havel 50-80% of all proceeds from the sale of its stock up to a maximum of $23 million. Under this agreement, Havel reserved the right to reduce the territory within which PanaMed, Inc could market Havel's therapeutic if the $23 million wasn't fully funded by February 1, 2002. PanaMed, Inc. did not meet its obligation under this agreement; however, on February 1, 2002 Havel agreed to extend the agreement for an undetermined period of time.

(9)      SUBSEQUENT EVENTS

         On May 13, 2002, PanaMed Corporation entered into an agreement with Havel which superseded the October 23, 2001 agreement. The new agreement allowed the Company to conduct treatment programs and retain exclusive rights to distribute Havel's therapeutics for HIV/AIDS, Herpes 1&2 and Shingles within the Ivory Coast of Africa. The Company does not have rights to market the therapeutics in any other location.

         Subsequent to March 31, 2002 the Company issued 91,000 shares of common stock for cash in the amount of $91,000.

Item 2.  Management's Discussion and Analysis

1.1      Results of Operations

The Company is engaged in the bio-tech industry, with a primary focus on testing and distributing a patented line of therapeutic products manufactured by Havel Investments Limited ("Havel") for use in treating certain medical disorders. The Company currently has an exclusive license to test and distribute "Viro-Net" in the African country of Ivory Coast. Viro-Net is the name given to Havel's product for treating HIV/AIDS, Herpes Simplex 1, Herpes Simplex 2, and Shingles. The descriptions herein will be oriented primarily towards the treatment of HIV/AIDS.

Viro-Net can be described as an immuno-modulating biological compound which signals the body's own immune system to fight off the virus by blocking the receptors of healthy cells, boosting the immune system, and halting the replication of viral cells. The Company believes that Viro-Net may provide an effective means to reverse the HIV virus to a non-detect level while providing a number of advantages over conventional HIV/AIDS medication. The expected benefits include; simple to administer (sublingual application), minimal side effects, effective against different HIV viral derivatives, cost effective, non-patient specific and suitable for large scale treatment programs. These expectations are based primarily on theory and results from the treatment of 3 AIDS patients in an uncontrolled environment.

The Company intends to conduct a Viro-Net based treatment program for 60 patients in the country of Ivory Coast, Africa starting in mid summer 2002. If positive results are achieved, the company plans to launch a second trial with 2,000 patients and distribution of Viro-Net to an estimated 2 million HIV infected people living in the Ivory Coast.

The Company is faced with competition from a wide variety of pharmaceutical companies with well equipped staff and research facilities. Most of these competitors are better financed and operate with greater capital than the Company. There can be no assurance that the current and future competitors of the Company will not succeed in developing products and pricing that are more widely accepted in the marketplace or that will render the Company's products noncompetitive.

In addition, certain of such current and future competitors of the Company will have the resources required to respond effectively to market changes or to compete successfully with more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete successfully with current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company currently does not have a base of customers. Management anticipates that the demand for its products will come primarily from the general public with the illnesses identified above.

The Company's products are subject to various FDA regulations and/or foreign regulatory bodies which govern or influence the research, testing, manufacturing, safety, labeling, storage, record keeping, advertising and promotion of pharmaceutical products and medical devices.

The Company believes it is in compliance with all material foreign, domestic and state laws and regulations. There can be no assurance, however, that the Company will be able, for financial and other reasons, to continue to comply with applicable laws, rules and regulations. Failure or delay by the Company and/or its designated agents to comply with FDA regulations or other applicable regulatory requirements could subject the Company to civil remedies, including fines, suspensions, delays of approvals, injunctions, recalls or seizures of products, operating restrictions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

The research, development, clinical trials, manufacturing and marketing of pharmaceutical products, are subject to an extensive, rigorous and frequently changing regulatory review process by the FDA and other regulatory agencies in the U.S. and various foreign countries. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. For example, FDA procedures for approval of pharmaceuticals and biologics involve clinical testing which occurs in three phases to demonstrate the safety and efficacy of the product.

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

The manufacturing processes of pharmaceutical products are subject to certain regulatory guidelines. For example, the FDA establishes guidelines as GMP (Good Manufacturing Practice). All pharmaceutical manufacturers operating or distributing product in the USA must conform to these guidelines. The FDA inspects these facilities on a regular basis and notes any deficiencies. The facility must correct such deficiencies within a specified period of time.

Any new pharmaceutical facility must go through a strict inspection by the FDA, in a full audit, and then adhere to the guidelines. Any facility not adhering to these guidelines is subject to disciplinary action.

Our revenues totaled $0 for the three months ended March 31, 2002 and for the period from August 21, 2001 (date of inception) through March 31, 2002. We are an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and have not engaged in any significant business other than organizational efforts.

Operating expenses totaled $3,142,152 for the three-month period ended March 31, 2002. Operating expenses totaled $3,196,501 for the period from the date of inception through March 31, 2002. Operating expenses for both periods consist mainly of stock-based compensation.

1.2      Liquidity and capital resources

We have historically financed operations from the sale of common stock. At March 31, 2002, we had cash on hand of $34,977 and working capital of $28,578 as compared to cash on hand of $106 and working capital of $(12,181) at period-end, December 31, 2001.

Net cash used in operating activities of $592,956 for the three months ended March 31, 2002 is attributable primarily to start-up operational expenditures and licensing fees.

Net cash provided by investing activities of $79,347 for the three months ended March 31, 2002 consists of purchases of fixed assets and the sale of an investment.

Net cash provided by financing activities of $548,480 for the three months ended March 31, 2002 is due to cash received from the issuance of common stock and other miscellaneous adjustments.

Any significant difference between line item in the financials included in this Form 10-QSB and the Company's Form 10-QSB filed for the same period in 2001 are the result of the change in the Company's business which occurred in March of 2002.

We believe that the receipt of net proceeds from the sale of the common stock will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need sell certain assets, enter into new strategic partnerships, or merge with another company to effectively maintain operations. Our audit for the period ended December 31, 2002 contained a going concern qualification.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

Effective as of March 1, 2002, we issued a total of 23,121,000 shares of common stock in PanaMed Corporation to the shareholders of PanaMed, Inc., a California corporation, as part of the exchange agreement between the two companies. The shares were issued in exchange for all the issued and outstanding shares of PanaMed, Inc. All such shares were issued in reliance on the exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

In March 2002 we issued 200,000 shares of restricted common stock in PanaMed Corporation and assigned 600,000 sharers of restricted common stock in Quintek Technologies, Inc. (OTCBB:QTEK) to an individual as collateral for a $100,000 loan. The 600,000 shares of Quintek stock was obtained from our holdings of two million shares of Quintek common stock which was acquired by PanaMed, Inc in October 2001 in a stock swap transaction between PanaMed, Inc and Quintek. All such shares were issued in reliance on the exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

In March 2002 we issued 350,000 shares of restricted stock to Phil Butler, our CEO, as compensation for services rendered. These shares were issued in reliance on the exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

We filed a report on Form 8K during the three-month period ended March 31, 2002, to report the audited financial statements of PanaMed, Inc. as of December 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PanaMed Corporation

Date:  June 13, 2002              /s/ Thomas W. Sims
                                   ----------------------------
                                      Thomas W. Sims, President