Form 10QSB
period 2002-06-30
PANAMED CORP
filed 2002-09-19
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                                Quarterly Report

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       For the period ended June 30, 2002

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




                               PanaMed Corporation
                          6650 Telecom Drive, Suite 100
                             Indianapolis, IN 46278
                     (Address of principal executive office)

                     Issuer's telephone number: 800 388 0750

         The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         On September 13 2002, 25,176,245 shares of the issuer's common stock were outstanding.



         Securities registered pursuant to Section 12(b) of the Act:
                                      None

               Securities registered to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                                Table of Contents


 Part I. Financial Information.......................................... 2


         Item No. 1. Financial Statements............................... 2


         Item No. 2 Management's Discussion and Analysis............... 15


 Part II Other information............................................. 17


         Item No. 2. Changes in Securities and Use of Proceeds......... 17

         Item No. 6. Exhibits and Reports on Form 8-K.................. 17

 Exhibits.............................................................. 17

 Reports on Form 8-K................................................... 17

 Signatures............................................................ 17

Item 1. Financial Statements


                               PANAMED CORPORATION
                          (A development stage company)

               BALANCE SHEET - JUNE 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                              June 30, 2002    Dec. 31, 2001
                                              (Unaudited)
                                              -------------    -------------
 CURRENT ASSETS:
   Cash                                          $   --           $    106
   Prepaid expenses                                  --             21,000
                                                 --------         --------

                        Total current assets         --             21,106
                                                 --------         --------

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation of $488 and $0, respectively)      5,618             --
                                                 --------         --------

OTHER ASSETS:
   Investment                                     104,798          176,783
   Notes receivable - related parties                --             29,593
                                                 --------         --------

                                                  104,798          206,376
                                                 --------         --------



                                                 $110,416         $227,482
                                                 ========         ========


               The accompanying notes are an integral part of the
                             financial statements.

                               PANAMED CORPORATION
                          (A development stage company)

               BALANCE SHEET - JUNE 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30, 2002   Dec. 31, 2001
                                                   (Unaudited)
                                                   -------------   -------------
 CURRENT LIABILITIES:
   Bank overdraft                                  $    24,194    $      --
   Accounts payable                                     65,704          5,887
   License fee payable                                  54,600           --
   Notes payable - related parties                     110,000          7,400
   Other current liabilities                               500         20,000
                                                   -----------    -----------

                      Total current liabilities        254,998         33,287
                                                   -----------    -----------

OTHER LIABILITIES                                      107,400           --
                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
   Common  stock - $0.01 and $ 0.0001
   par  value,  respectively  Authorized -
   100,000,000 shares Issued and
   outstanding - 23,405,970 and
   >>19,750,000 shares, respectively                   234,060          1,975
   Additional paid-in capital                        3,727,834        255,987
   Accumulated deficit during development stage     (4,163,876)       (63,767)
                                                   -----------    -----------

                                                      (201,982)       194,195

   Less subscriptions receivable                       (50,000)          --
                                                   -----------    -----------

                      Total stockholders' equity      (251,982)       194,195
                                                   -----------    -----------

                                                   $   110,416    $   227,482
                                                   ===========    ===========

               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)
                                                                                            Period from
                                                                                          August 21, 2001
                                                3 months ended        6 months ended      (Inception) to
                                                 June 30, 2002        June 30, 2002        June 30, 2002
                                                 -----------          -----------          -----------
                                                 (Unaudited)          (Unaudited)          (Unaudited)

SALES                                            $      --            $      --            $      --

COST OF SALES                                           --                   --                   --
                                                 -----------          -----------          -----------

                  Gross margin                          --                   --                   --

OPERATING EXPENSES                                   467,753            3,609,905            3,664,254
                                                 -----------          -----------          -----------

                  Loss from operations              (467,753)          (3,609,905)          (3,664,254)
                                                 -----------          -----------          -----------

OTHER INCOME (EXPENSES):
    Miscellaneous income                               1,461                1,461                1,461
    Acquisition expense                                 --               (445,000)            (445,000)
    Loss on sale of investment                          --                (29,240)             (29,240)
    Loss on investment                                (4,214)             (16,125)             (25,543)
    Interest expense                                    (500)                (500)                (500)
                                                 -----------          -----------          -----------

                                                      (3,253)            (489,404)            (498,822)
                                                 -----------          -----------          -----------

                  Net loss before income taxes      (471,006)          (4,099,309)          (4,163,076)

PROVISION FOR INCOME TAXES                              --                   (800)                (800)
                                                 -----------          -----------          -----------

                  Net loss                       $  (471,006)         $(4,100,109)         $(4,163,876)
                                                 ===========          ===========          ===========

NET LOSS PER SHARE
    Basic and diluted                            $     (0.02)         $     (0.18)         $     (0.21)
                                                 ===========          ===========          ===========


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)
                                                                            Deficit
                                                                           Accumulated
                                                             Additional    During The     Total
                                        Common Stock          Paid-in     Development   Stockholders'
                                   Shares         Amount      Capital        Stage         Equity
                                 ---------------------------------------------------------------

Balance, August 21, 2001               --     $     --     $     --     $     --      $     --

Issuance of stock for cash
   September 4, 2001
   ($0.0001 per share)           17,610,000        1,761         --           --           1,761

Issuance of stock for cash
   September 19, 2001
   ($0.50 per share)                 60,000            6       29,994         --          30,000

Issuance of stock for stock
   October 15, 2001
   ($0.931 per share)             2,000,000          200      186,001         --         186,201

Issuance of stock for cash
   October 24, 2001
   ($0.50 per share)                 20,000            2        9,998         --          10,000

Issuance of stock for cash
   October 30, 2001
   ($0.50 per share)                 60,000            6       29,994         --          30,000

Net loss                               --           --           --        (63,767)      (63,767)
                                 ---------------------------------------------------------------
Balance, Dec. 31, 2001           19,750,000        1,975      255,987      (63,767)      194,195

Issuance of stock for cash
   February 20, 2002
   ($1.00 per share)                 63,380          634       62,746         --          63,380

Issuance of stock for services
   February 20, 2002
   ($1.00 per share)                126,620        1,266      125,354         --         126,620


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)

                                   (Continued)
                                                                                   Deficit
                                                                                 Accumulated
                                                                  Additional      During The      Total
                                              Common Stock         Paid-in       Development   Stockholders'
                                         Shares         Amount     Capital          Stage         Equity
                                         --------------------------------------------------------------------

Issuance of stock for cash
   March 1, 2002
   ($0.80 per share)                     60,000          600       47,400               --       48,000

Issuance of stock for cash
>>received in prior period
   March 1, 2002
   ($1.00 per share)                     20,000          200       19,800               --       20,000

Issuance of stock for cash
   March 1, 2002
   ($1.00 per share)                    312,000        3,120      308,880               --      312,000

Issuance on subscription
   March 1, 2002
   ($1.00 per share)                     50,000          500       49,500               --       50,000

Issuance of stock for services
   March 1, 2002
   ($1.00 per share)                  2,715,000       27,150    2,687,850               --    2,715,000

Acquisition of Micron
   Solutions, Inc., a public shell
   March 1, 2002
   ($0.01 par value)                    396,520        3,965        4,542               --        8,507

Change in par value of
   common stock
   March 1, 2002
   (from $0.0001 to $0.01
   per share)                              --        193,050     (193,050)              --         --


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)

                                   (Continued)
                                                                                     Deficit
                                                                                  Accumulated
                                                                     Additional    During The     Total
                                              Common Stock            Paid-in     Development   Stockholders'
                                         Shares         Amount        Capital        Stage         Equity
                                         --------------------------------------------------------------------


Issuance of stock for cash
   March 18, 2002
   ($1.00 per share)                     132,500          1,325        131,175           --          132,500

Issuance of stock for services
   March 18, 2002
   ($1.00 per share)                     109,000          1,090        107,910           --          109,000

Cancellation of stock for cash
   March 27, 2002
   ($0.0001 per share)                  (250,000)           (25)          --             --              (25)

Net loss                                    --             --             --       (3,629,103)    (3,629,103)
                                     -----------    -----------    -----------    -----------     -----------

Balance, March 31, 2002               23,485,020        234,850      3,608,094     (3,692,870)       150,074
   (Unaudited)

Cancellation of stock for services
   April 1, 2002
   ($1.00 per share)                     (30,000)          (300)       (29,700)          --          (30,000)

Cancellation of stock for services
   April 1, 2002
   ($0.01 per share)                    (200,000)        (2,000)          --             --           (2,000)

Issuance of stock for cash
   May 22, 2002
   ($1.00 per share)                      20,000            200         19,800           --           20,000


               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)

                                   (Continued)
                                                                                    Deficit
                                                                                  Accumulated
                                                                     Additional    During The     Total
                                              Common Stock            Paid-in     Development   Stockholders'
                                         Shares         Amount        Capital        Stage         Equity
                                         --------------------------------------------------------------------

Issuance of stock for cash
>>received in prior period
   May 22, 2002
   ($1.00 per share)                     21,000           210        20,790          --           21,000

Issuance of stock for cash
>>received in prior period
   May 22, 2002
   ($1.00 per share)                     10,000           100         9,900          --           10,000

Issuance of stock for cash
   May 31, 2002
   ($1.00 per share)                     11,000           110        10,890          --           11,000

Issuance of stock for cash
>>received in prior period
   May 31, 2002
   ($0 per share)                        20,500           205        20,295          --           20,500

Issuance of stock for cash
   June 11, 2002
   ($1.00 per share)                     60,000           600        59,400          --           60,000

Issuance of stock for cash
>>received in prior period
   June 12, 2002
   ($1.00 per share)                      8,450            85         8,365          --            8,450

Net loss                                   --            --            --        (471,006)      (471,006)

Balance, June 30, 2002               23,405,970   $   234,060   $ 3,727,834   $(4,163,876)   $  (201,982)
   (Unaudited)

               The accompanying notes are an integral part of the
                             financial statements.


                               PANAMED CORPORATION
                          (A development stage company)

                             STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                   (Unaudited)
                                                                                      Period from
                                                                                   August 21, 2001
                                                             6 months ended        (Inception) to
                                                              June 30, 2002         June 30, 2002
                                                             -----------             -----------
                                                           (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $(4,100,109)            $(4,163,876)
      Adjustments to reconcile net loss to net cash used
      >>in operating activities -
      >>>>Common stock issued for services                    2,990,602               2,990,602
      >>>>Depreciation                                              488                     488
      >>>>Loss on investment                                     16,125                  25,543
      Net change in operating assets and liabilities            115,917                 120,805
                                                            -----------             -----------

                Net cash used in operating activities          (976,977)             (1,026,438)
                                                            -----------             -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                        79,347                  49,754
                                                            -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Change in bank overdraft                              24,194                  24,194
           Proceeds from issuance of common stock               663,330                 735,090
           Proceeds from deposits on common stock               107,400                 107,400
           Other financing activities                           102,600                 110,000
                                                            -----------             -----------

                Net cash provided by financing activities       897,524                 976,684
                                                            -----------             -----------

NET CHANGE IN CASH                                                 (106)                   --

CASH, BEGINNING OF PERIOD                                           106                    --
                                                            -----------             -----------

CASH, END OF PERIOD                                         $      --               $      --
                                                            ===========             ===========


               The accompanying notes are an integral part of the
                             financial statements.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2002 AND FOR THE PERIOD FROM
                AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE
                                    30, 2002
                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited financial statements of PanaMed Corporation (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and the period from August 21, 2001 (date of inception) through June 30, 2002, and cash flows for the six months ended June 30, 2002 and the period from date of inception through June 30, 2002. The results of operations are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-KSB and 8-K and the March 31, 2002 Form 10-QSB.

a)       Equity Method of Accounting for Investments

              Investment in Quintek Technologies, Inc. in which the Company has a 3.5% interest, is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

b)       Property, Equipment, and Depreciation

              Property is recorded at cost. Depreciation of equipment is provided using the straight line and accelerated methods over the following estimated useful lives:


                                                       Estimated
          Asset Classification                        Useful Life

         Computer equipment                            3-5 Years

              Expenditures for repairs and maintenance are charged against operations when incurred.

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

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2002 AND FOR THE PERIOD FROM
                AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE
                                    30, 2002
                                   (Unaudited)

                                   (Continued)
(2)      GOING CONCERN (Continued)

         Management believes the Company's current cash and cash generated from operations may not be sufficient to meet its anticipated cash needs for the year ended December 2002. Accordingly, the Company will require an additional capital infusion or revenues from sales to continue operations. Management is not certain if additional capital or sales proceeds will become available. If unsuccessful in obtaining an additional capital infusion, the Company may be required to cease operations.
(3)      NOTES RECEIVABLE - RELATED PARTIES

                                                                            June 30, 2002        Dec. 31, 2001
                                                                             (Unaudited)
         Note receivable from Thomas Sims, President and Chairman of the Board, due on demand, interest at the applicable
            federal rates ("AFR").                                        $             --    $            5,536

         Note receivable  from Phillip Butler,
           CEO, due on demand,  interest at
           the applicable federal rates ("AFR").
                                                                                        --                24,057
                                                                          ------------------  --------------------

                                                                          $             --    $           29,593
                                                                          ==================  ====================

(4)      INVESTMENT

         The investment held by the Company consists of a 3.5% ownership interest in Quintek Technologies, Inc., a California corporation related by common management. The investment is accounted for on the equity method.
(4)      INVESTMENT (Continued)


         Pertinent financial information for the Company as of June 30, 2002 is as follows:

                                               June 30, 2002    Dec. 31, 2001
                                                (Unaudited)
Balance sheet:
    Assets                                   $    390,344       $    527,560
                                             ==============     =============

    Liabilities                              $  1,216,036       $  1,300,565
    Deficit                                      (825,692)         (773,005)
                                             --------------     -------------

                                             $    390,344       $    527,560
                                             ==============     =============

Income statement:
    Revenues                                 $    242,677       $    145,629
    Expenses                                      642,176          (316,860)
                                             --------------     -------------

           Net loss                              (399,499)         (171,231)
           Weighted average ownership                4.04%             5.50%
                                             --------------     -------------

Company's share of net loss                  $    (16,125)      $    (9,418)
                                            ==============     =============

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2002 AND FOR THE PERIOD FROM
                AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE
                                    30, 2002
                                   (Unaudited)

                                   (Continued)

(5)      NOTES PAYABLE - RELATED PARTIES


                                                                                    June 30, 2002           Dec. 31, 2001
                                                                                     (Unaudited)
         Note payable  to United  Pentecostal  Assembly  of  Bellflower,  due on
           December 6, 2002, interest at 6% per annum, with
           150,000 shares of common stock as collateral.                         $          100,000      $               --
         Note payable to John Badger, due on September 21, 2002,
           interest at 6% per annum.                                                         10,000                      --
                                                                                 -------------------     -------------------
                                                                                 $          110,000      $               --
                                                                                 ===================     ===================

(6)      COMMITMENTS AND CONTINGENCIES


         As of June 30, 2002, the Company has an outstanding note payable to United Pentecostal Assembly of Bellflower ("United"), as shown in Note
         5. The Company issued 150,000 shares of common stock as collateral on the note. If the Company defaults on the note, United has the option of foreclosing on those shares. At the date of issuance of the note, the fair market value of the shares was $327,000. If the Company defaults on the note there may be a charge against income to the extent the value of the shares exceeds the note balance.

(7)      NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding of 23,303,988 for the three months ended June 30, 2002. The weighted average number of common shares outstanding for the six months ended June 30, 2002 was 22,169,105. The weighted average number of common shares outstanding for the period from August 21, 2001 (date of inception) through June 30, 2002 was 19,923,083. The basic and diluted earnings per share calculations are the same because the Company has no dilutive securities outstanding.

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2002 AND FOR THE PERIOD FROM
                AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE
                                    30, 2002
                                   (Unaudited)

                                   (Continued)

(8)      LICENSING AGREEMENT

         Effective May 13, 2002, the Company entered into a licensing agreement with Havel Investments, Ltd. ("Havel") whereby the Company has the exclusive right to market Havel's therapeutic product for treatment of HIV/AIDS in Ivory Coast Africa. The Company must remit to Havel 66.7% of all proceeds from the sale of the Company's stock up to a maximum of $22 million. Until the full amount of expansion fee is paid, the Company's rights are limited to testing and distribution only within the country of Ivory Coast.

(9)      PURCHASE AGREEMENT

         As of March 1, 2002, the Company, then known as Micron Solutions, Inc. ("Micron"), entered into an Exchange Agreement with PanaMed, Inc., a California corporation, and all of its shareholders, under which; (a) Micron and its existing shareholders were to effect a one for ten reverse stock split of the 3,965,200 shares of its common voting stock then issued and outstanding; (b) the PanaMed Inc. shareholders were then to transfer and assign their PanaMed shares to Micron, thereby causing PanaMed Inc. to become its wholly owned subsidiary, and in exchange such shareholders were to receive an identical number of Micron's authorized but previously unissued shares of voting common stock, $.01 par value; (c) Micron's board of directors and officers were to resign and be replaced by PanaMed Inc. nominees; (d) Micron was then to change its name to PanaMed Corporation; and (e) certain of Micron's former management were to be engaged as consultants to the Company, in connection with which engagement they were to receive $225,000 in cash payments and 210,000 Company shares. Such transaction was concluded as of that same date, resulting in the receipt by the former PanaMed shareholders of 23,121,000 Company shares, or 98% of its equity ownership. Micron's assets and liabilities, as distinguished from those of the Company being reported herein as of June 30, 2002 and December 31, 2001, were immaterial, and have not been separately identified. Its audited balance sheet as of December 31, 2001, does appear, however, in Micron's Form 10-KSB, as filed with the Securities and Exchange Commission on April 16, 2002.

(10)     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         The net change in operating assets and liabilities shown on the statement of cash flows consists of the following:

                               PANAMED CORPORATION
                          (A Development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2002 AND FOR THE PERIOD FROM
                AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE
                                    30, 2002
                                   (Unaudited)

                                   (Continued)

                                                                 Period from
                                                               August 21, 2001
                                       6 months ended          (Inception) to
                                        June 30, 2002          June 30, 2002
                                         (Unaudited)              (Unaudited)
  (Increase) Decrease:
      Prepaid expenses              $        21,000           $         --
  Increase (Decrease):
      Accounts payable                       59,817                 65,705
      Other current liabilities                 500                    500
      Common stock payable                  (20,000)                    --
                                    -------------------    -----------------

                                    $        61,317        $        66,205
                                    ===================    =================

(10)     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES (Continued)

         For the period from August 21, 2001 (date of inception) to June 30, 2002, the Company had non-cash financing transactions related to the issuance of common stock for $50,000 and related to a stock swap transaction for $186,201. For the six months ended June 30, 2002, the Company had non-cash financing transactions related to the issuance of common stock for $50,000.

(11)     SUBSEQUENT EVENTS

         Subsequent to June 30, 2002 the Company issued 58,755 shares of common stock for cash at $1 per share; 170,000 shares as loan collateral; and 1,541,500 shares as compensation for services rendered.

Item 2.  Management's Discussion and Analysis

1.1      Results of Operations

GENERAL
Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could causes actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties are described below.

PanaMed is engaged in the bio-tech industry, with a primary focus on testing and distributing a patented line of therapeutic products developed, manufactured and supplied by Havel Investments Limited and their R&D and manufacturing associates (hereafter collectively referred to as "Havel") for use in treating certain medical disorders. PanaMed currently has an exclusive license to test and distribute "Viro-Net" in the African country of Ivory Coast. Viro-Net is the name given to Havel's product for treating HIV/AIDS, Herpes Simplex 1, Herpes Simplex 2, and Shingles. The descriptions herein will be oriented primarily towards the treatment of HIV/AIDS.

Viro-Net can be described as an immuno-modulating biological compound which signals the body's own immune system to fight off the virus by blocking the receptors of healthy cells, boosting the immune system, and halting the replication of viral cells. PanaMed believes that Viro-Net may provide an effective means to reverse the HIV virus to a non-detect level while providing a number of advantages over conventional HIV/AIDS medication. The expected benefits include; simple to administer(sublingual application), minimal side effects, effective against different HIV viral derivatives, cost effective, non-patient specific and suitable for large scale treatment programs. These expectations are based primarily on theory and results from the treatment of 3 AIDS patients in an uncontrolled environment.

In order to demonstrate the effectiveness of Viro-Net on a larger group of patients and under a controlled environment, PanaMed initiated a residential treatment program for 21 HIV/AIDS patients on June 14, 2002 in the country of Ivory Coast, Africa. The African patients are comprised of both males and females, with ages ranging from 4 to 43 years old and health conditions ranging from early stage to late stage HIV/AIDS. The patients are housed in a clean facility where their diet, medical treatments, and life style can be carefully controlled and monitored. A blood panel was taken on all patients prior to starting treatment in order to obtain a baseline on HIV levels and CD4 counts.

The program will be supervised by an experienced physician who will visit the patients each day to monitor/record progress and resolve medical problems. One or more nurses will be available at the treatment facility 24 hours per day to administer Viro-Net treatments and care for the patients. Subsequent blood panels will be taken at monthly intervals and compared to the baseline blood panels in order to monitor patient progress. The blood measurement and analysis will be performed at a certified clinical laboratory under the supervision of a highly competent and experienced scientist.

RISK FACTORS

1. General Economic Conditions

The financial success of PanaMed may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and interest rates. These changes could cause the cost of supplies, labor, and other expenses to rise faster than PanaMed can raise prices. Such changing conditions also could reduce demand in the market place for PanaMed's products. PanaMed has no control over any of these changes.

2. Development Stage Company

PanaMed has limited operating history, has not generated any sales revenues or profits, has no products which can be sold to generate revenues or profits, is in the development stage, and its operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of continued operating losses. The likelihood of PanaMed's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of an existing business, development of new products and channels of distribution, and the competitive and regulatory environment in which PanaMed will operate. Prior to acceptance, the Company's products must undergo testing, which may never prove to be successful. Even if the testing is successful, the Company must then seek acceptance by the African people, government agencies, and funding sources prior to distribution. If the products are accepted, there is no assurance that funds will be available to purchase the products. Until the company is in a position to generate revenues, it will be totally dependent on investment capital to sustain internal operations, fund its treatment program in Africa, and expand the rights for distribution as required in its agreement with Havel. If the company is unable to generate revenues or profits, there may be no means for investors to ever recoup their investment or receive any type of return on their investment.

PanaMed management has no experience in manufacturing or procuring products in commercial quantities or in selling pharmaceutical products, and has only limited experience in negotiating, establishing and maintaining strategic relationships. PanaMed has no experience with respect to the launch of a commercial product. PanaMed's ability to manage growth, will require continued improvement and expansion of management, operational, and financial systems and controls. If management is unable to manage growth effectively, the resulting business and financial condition could be materially harmed. In addition, if rapid growth occurs, it could strain operational, managerial and financial resources

3. Dilution

PanaMed will attempt to raise additional equity capital, conduct offerings, acquire technology or other companies, and/or establish, at some future date, stock incentive and stock option plans for its employees, directors and advisors. Each of these events will have a dilutive effect on the Shares and could substantially reduce the value of the shares.

4. No Substantial Tax Benefits

Potential participants should evaluate the purchase of PanaMed's stock only in economic terms. Any tax benefits which may result from the ownership of PanaMed's stock is minimal, and should not be a determining factor in their decision to participate.

5. Competition

PanaMed is faced with the possibility of intense competition from a wide variety of pharmaceutical companies. Competitors include; major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than PanaMed. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs.

PanaMed's competitors may succeed in developing or licensing technologies and products that are more effective or less costly than the products developed by Havel. The competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before Havel does. Products resulting from Havel's research and development efforts, if approved for sale, may not compete successfully with our competitors' existing or future products.

6. Dependence On Key Personnel

PanaMed's success depends to a considerable degree on the continued services of its executive management staff, Phillip Butler (President & CEO), Seth Cayer (Executative VP International Sales) and Todd Davis (Executative VP Corporate Development). The loss of one or more of these people could have a materially adverse effect on the future of PanaMed. In addition, the loss of other key management personnel or the failure to attract and retain such personnel could have a material adverse effect on PanaMed's business, operations, and financial condition. There are currently no agreements in place between PanaMed and management with regards to stock options, stock incentives, employment policy, and intellectual property rights.

7. Future Financing Requirements

PanaMed will require additional capital in order to operate its business efficiently and to implement its treatment programs, internal operations, sales, and/or other aspects of its business plan. PanaMed plans to raise additional capital to meet such needs in either the form of a private placement of its securities or traditional bank financing, or a combination of both.

There can be no assurance that PanaMed will be able to raise additional funds necessary to meet such needs or that such funds, if available, can be obtained on terms acceptable to PanaMed. The failure to raise additional capital on terms acceptable to PanaMed could force PanaMed to alter its business strategy or close operations.

8. Majority Control by Executive Officers, Directors and Major Shareholders

PanaMed's officers, directors and major shareholders beneficially own a significant portion of the outstanding Common Stock of PanaMed. If the executive officers, directors and major shareholders act collectively, assuming they continue to maintain ownership of all of their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of PanaMed and determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

Two principal stockholders, Phil Butler, Tom Sims, and their affiliates own or control over 51% of the outstanding shares of stock in the corporation. Some or all of these stockholders, acting in concert, would be able to elect the Board of Directors and take many other corporate actions requiring stockholder approval, such as recapitalization, as well as dictate the direction and policies of the company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to the other stockholders.

9. Future Dilution and Anti-Takeover Issues

PanaMed's Articles of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred stock. Of this, 23,405,970 shares of common stock and 0 shares of Preferred stock are issued and outstanding as of June 30, 2002.

The Board of Directors of PanaMed ("The Board of Directors") has the power to issue substantial amounts of new stock or distribute substantial amounts of pre-issued stock without shareholder approval. As such, PanaMed may issue substantial amounts of new stock or distribute substantial amounts of pre-issued stock in connection with this offering, future financing plans, or acquisitions. To the extent that additional shares of Common Stock are issued, dilution of the interests of PanaMed's stockholders will occur. In addition, the issuance of Preferred Stock and Common Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of PanaMed. PanaMed currently has no commitments to issue any additional shares of Preferred Stock.

Certain provisions of PanaMed's Certificate of Incorporation, Bylaws and California law may delay, defer or prevent a change in control of PanaMed and may adversely affect the voting and other rights of the holders of Common Stock.

10. Limitations of Liability; Indemnification

PanaMed's Articles of Incorporation and Bylaws contain provisions that limit the liability of directors for monetary damages and provides for indemnification of officers and directors under certain circumstances. Such provisions may discourage stockholders from initiating lawsuits against directors for breach of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited PanaMed's stockholders. In addition, a stockholder's investment in PanaMed may be adversely affected to the extent that costs of settlement and damage awards against PanaMed's officers or directors are paid by PanaMed pursuant to such provisions.

11. Conflicts Of Interest

The Board of Directors of PanaMed Corporation are subject to various conflicts of interest arising out of their relationship with PanaMed. As an example, officers and directors of PanaMed may form other companies to engage in activities similar to those of PanaMed. Should such additional activities take place, it is possible that investors in PanaMed will not be allowed to share in the income, assets or other benefits of such additional activities. The officers and directors of PanaMed will devote such time as they deem necessary to the business and affairs of PanaMed. Officers and directors of PanaMed are required by law to deal fairly and in good faith with PanaMed and they intend to do so. However, in any Company there may be certain inherent conflicts between the officers/directors and investors which cannot be fully mitigated.

Because the officers and directors may engage in operations independent of PanaMed, some of these activities may conflict with those of PanaMed. The officers and directors thus may be placed in the position where their decisions could favor their own operations, or other operations with which they are associated, over those of PanaMed.

Officers and directors of PanaMed may engage in business separately from activities on behalf of PanaMed or client entities for which PanaMed provides services. The officers and directors of PanaMed are free to engage generally in business for their own account in addition to any participation arising out of PanaMed's activities. No limitations have been placed on the officers and directors or shareholders of PanaMed.

12. Dividends On Stock

No dividends have ever been paid on PanaMed's stock and no dividends will be paid on PanaMed's stock until PanaMed has been able to generate sufficient profit from product sales, as determined by the Board of Directors, to warrant distribution of dividends. Accordingly, there can be no assurance that any dividends will ever be distributed to shareholders.

13. Uninsured Losses

PanaMed plans to obtain comprehensive insurance, including liability, fire and extended coverage, as is customarily obtained for businesses similar to PanaMed. However, certain types of losses of a catastrophic nature such as losses resulting from floods, tornadoes, thunderstorms, and earthquakes, are uninsurable or not economically insurable to the full extend of potential loss. Such "Acts of God", work stoppages, regulatory actions or other causes, could interrupt production and adversely affect PanaMed's business, expansion and results of operations.

14. Disposition Of Stock

There may be adverse tax consequences to an Investor upon any disposition of their Stock.

15. Availability To Acquire Materials

PanaMed, Havel and their manufacturing partners will need to utilize, on a continuing basis, numerous suppliers to provide compounds, biologic agents and other materials for the production of Viro-Net. The inability to obtain these materials from outside suppliers could have a material impact on PanaMed's operations.

16. Product Development

PanaMed has no internal capability to develop new products or improvements to the existing products. As a result, PanaMed must rely on its partners and suppliers to create new products and improve existing ones. There is no assurance that these relationships will remain intact or that future development efforts will be successful.

17. Distribution Agreement

PanaMed has an exclusive distribution agreement with Havel Investments LTD, which allows PanaMed to test and distribute Havel's therapeutics for treatment of HIV/AIDS, Herpes 1&2 and Shingles throughout the country of Ivory Coast, Africa. PanaMed plans to conduct treatment programs in Ivory Coast, demonstrate the effectiveness of the therapeutics and launch a distribution program in accordance with the terms of the distribution agreement. The distribution agreement contains a number of risk factors for PanaMed, including; 1) no indemnification of PanaMed for product failure or safety issues associated with the product and 2) PanaMed must defend itself against any infringement claims which are brought against PanaMed based on the use or sale of the Havel products.

18. Product Risk

PanaMed has received blood test results and doctors notes on the 3 HIV/AIDS patients discussed herein and have used these records as the primary basis for establishing PanaMed as an operating public company and in launching the aforementioned treatment program in Africa. However, PanaMed management has not witnessed the patient's recovery first hand and are relying only on the testimony of the inventor and that of a lab supervisor who claims to have witnessed the patient's treatments and progress.

Viro-Net is based on novel, unproven technology in the preliminary stages of testing and it is unknown how well it will perform from the standpoint of safety and effectiveness. PanaMed does not know how much it will cost or how long it will take before the product is accepted, or if the products will ever be accepted, by the appropriate regulatory officials and citizens in Africa. Even if Viro-Net proves to be safe and effective in the informal treatment programs conducted by PanaMed, there is no assurance that Viro-Net will prove to be safe and effective from a long term standpoint.

Also, there is no assurance that any sources will be available to purchase PanaMed's products. There is a variety of different treatments for HIV/AIDS available on the market today with well financed suppliers and distribution channels. PanaMed will need to compete with these suppliers for any funding which may become available.

19. Product Testing

PanaMed, working in conjunction with Havel, plans to conduct informal treatment programs in Ivory Coast to demonstrate the safety and effectiveness of using Viro-Net for treating HIV/AIDS and related disorders. Neither PanaMed nor Havel has any experience in conducting treatment programs or clinical trials and they are relying on the experience and knowledge of third party contractors to supervise and manage the treatment programs. If successful, the company hopes to use the results of the treatment programs to gain approval to distribute Viro-Net within the Ivory Coast and possibly expand into other third-world countries. It would not be possible to expand distribution to non third-world counties without conducting expensive and time consuming formal clinical trials and then receiving FDA (or equivalent) approval based on the positive results of the clinical trials. Neither PanaMed nor Havel have the experience, knowledge or financial backing to conduct formal clinical trials. As a result, PanaMed's potential sales revenue will be limited to distribution in third world countries. There is substantial risk in dealing with third world countries, in particular from the standpoint of product distribution and collection of sales proceeds. If product distribution and revenue collection efforts are unsuccessful, the company may be required to cease operations.

20. Intellectual Property

Development and protection of Havel's intellectual property is critical to PanaMed's business. If Havel does not adequately protect its intellectual property, competitors may be able to manufacture and distribute Havel's technologies. PanaMed's success depends in part on Havel's ability to: 1) obtain patent protection for its products or processes both in the United States and other countries, 2) protect their trade secrets and 3) prevent others from infringing on their proprietary rights.

Since patent applications are normally maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, it cannot be certain that Havel is the first to create the inventions to be covered by their patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of Havel's rights under its patents, licenses and patent applications may also decrease.

There is no assurance that Havel's pending patent applications will ever be issued as patents or that the claims of any patents already issued to Havel will afford meaningful protection for its technologies or products. In addition, patents issued to Havel may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings with respect to Havel's proprietary technologies or the proprietary technology of others could result in substantial cost to PanaMed. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm PanaMed's business. Costly litigation might be necessary to protect Havel's patent position or to determine the scope and validity of third-party proprietary rights, and Havel may not have the required resources to pursue such litigation or to protect its patent rights. An adverse outcome in litigation with respect to the validity of any of Havel's patents could subject PanaMed to significant liabilities or require PanaMed to cease in distributing a product or technology.

Patents issued to third parties may cover Havel's products as ultimately developed. Havel may need to acquire licenses to these patents or challenge the validity of these patents. Havel may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that were developed. Havel may not be able to meet its obligations under those licenses that they do enter into. If Havel does enter into a license agreement for intellectual property underlying any of its products, and that license were to be terminated, PanaMed may lose our right to market and sell any products based on the licensed technology.

21. Patent Infringement

Although Havel may attempt to monitor the patent filings of its competitors in an effort to guide the design and development of its products to avoid infringement, third parties may challenge the patents that have been issued or licensed to Havel. Havel and/or PanaMed may have to pay substantial damages for past infringement if it is ultimately determined that Havel's products infringe on a third party's patents. Further, PanaMed may be prohibited from selling Havel's products before a license is obtained. Even if infringement claims against PanaMed are submitted without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

22. Technological Obsolescence.

Biotechnology and related pharmaceutical technology has undergone rapid and significant change and PanaMed believes that the technologies associated with biotechnology research and development will continue to develop rapidly. PanaMed's success will depend largely on its ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that are developed may become obsolete before development expenses can be recovered. There is no assurance that Havel, PanaMed's only partner for supplying Viro-Net and developing new products, will have the facilities, technical staff, financial means, or desire to develop any new products in the future.

23. Dependence on third parties to manufacture and market the products.

PanaMed does not have, and does not intend to develop, internal facilities for the manufacture of any products for clinical or commercial production. Instead, PanaMed plans to develop relationships with third-party manufacturing resources and enter into collaborative arrangements with licensees or other parties which have established manufacturing capabilities. PanaMed expects to be dependent on such collaborators or third parties to supply products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet PanaMed's requirements for quality, quantity or timeliness.

PanaMed has no experience in marketing, sales or distribution of pharmaceutical products, and does not intend to develop a sales and marketing infrastructure to distribute its products. Any products eligible for commercial sale will be distributed by third parties such as licensees, collaborators, joint venture partners or independent distributors. PanaMed may not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability. Also, PanaMed will not be able to control the resources and effort that a third party will devote to marketing the products. If PanaMed is unable to develop and maintain relationships for the necessary marketing and sales capabilities, PanaMed may fail to gain market acceptance for its products and revenues could be substantially impaired.

24. Product liability insurance.

PanaMed does not have product liability or other professional liability insurance. In the future, PanaMed may, in the ordinary course of business, be subject to substantial claims by, and liability to, persons alleging injury as a result of taking PanaMed products. If PanaMed is successful in having products approved for distribution, the sale of such products would expose PanaMed to additional potential product liability and other claims resulting from their use. This liability may result from claims made directly by consumers or by pharmaceutical companies or others selling such products. PanaMed does not currently have any product liability or professional liability insurance, and it is possible that PanaMed will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. PanaMed's inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any new products which become available to PanaMed. A successful product liability claim in excess of PanaMed's insurance coverage could exceed PanaMed's net worth.

While PanaMed desires to reduce its risk by obtaining indemnity undertakings with respect to such claims from licensees and distributors, PanaMed may not be able to obtain such undertakings.

25. Environmental regulations

Pharmaceutical research and development involves the controlled use of hazardous materials including but not limited to certain hazardous chemicals and radioactive materials. In connection with research, development and manufacturing activities, biotechnology and biopharmaceutical companies are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Since PanaMed does not anticipate building in-house research, development or manufacturing facilities, but plans to have these activities conducted by contractors and other third parties, PanaMed does not anticipate that it will be directly affected by environmental regulations. However, Havel and its contractors may be required to incur significant costs to comply with environmental and health and safety regulations in the future. This could affect our cost of doing business and might ultimately interfere with timely completion of research or manufacturing programs if these third parties are unable to comply with environmental regulatory requirements.

26. Volatile Stock prices

The market price for securities of biopharmaceutical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of PanaMed's common stock may adversely affect our ability to raise capital through future equity financings.

Factors that may have a significant impact on the market price and marketability of PanaMed's common stock include: 1) announcements of technological innovations or new commercial therapeutic products by PanaMed, PanaMed's collaborative partners or PanaMed's present or potential competitors, 2) announcements by PanaMed or others of results of treatment programs, preclinical testing and clinical trials, 3) developments or disputes concerning patent or other proprietary rights, 4) adverse legislation, including changes in governmental regulation and the status of PanaMed's regulatory approvals or applications, 5) changes in health care policies and practices, 6) economic and other external factors, including general market conditions

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against PanaMed, PanaMed could incur substantial legal fees and its management's attention and resources could be diverted from operating the business in order to respond to the litigation.

27. Listing Status

PanaMed is listed on the over-the-counter bulletin board (OTCBB) sponsored by the National Association of Securities Dealers. PanaMed is attempting to develop a trading market for its shares. However, until this market is further developed, shareholders will find it very difficult to liquidate their stock on reasonable terms both from the standpoint of price and volume of shares which can be sold at any given time. PanaMed can provide no assurance as to if or when the market for its shares will be developed to a point in which shareholders can trade PanaMed stock on reasonable terms.

28. Risk in Penny Stocks

The SEC has adopted regulations imposing limitations upon the manner in which certain low priced equity securities, referred to as "penny stocks," are publicly traded. Under these regulations, a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These exceptions include any equity security listed on a national exchange, the Nasdaq National Market System or Small Cap Market and any equity security issued by a company meeting specified requirements for net tangible assets or revenues. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The regulations also require certain broker-dealers who recommend penny stocks to persons other than established customers and certain accredited investors to make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These requirements make it more difficult to effect transactions in penny stocks as compared to other securities.

Since PanaMed does not meet any of the requirements that would exempt it from the $5.00 per share market price requirement, PanaMed's stock must trade above that level or it will be classified as a "penny stock." PanaMed's stock is currently trading well below the $5.00 per share price and therefore it is classified as a penny stock at this time. This classification has, and will continue to have, an adverse effect on the tradability of the shares. PanaMed can provide no assurance as to when or if its stock will ever trade above $5.00 per share

29. Licensing Agreement

The original PanaMed/Havel agreement and amending letter dated October 19, 2001 provided PanaMed with exclusive rights to test and distribute Viro-Net within the continent of Africa under certain conditions which included:

1) the license requires a fee of $22,000,000 and an obligation to purchase at least $1,000,000 in Viro-Net inventory,

2) 80% of the net proceeds from any investment capital raised by PanaMed must go to Havel as a payment against the licensing fee,

3) the full $22,000,000 must be paid by February 15, 2002 or Havel will have the option to reduce the territory covered under the licensing agreement in proportion to the amount of money which has been paid against the license agreement by that time.

PanaMed failed to provide payment to Havel of $22,000,000 by February 15, 2002. The original licensing agreement with Havel was amended, as of May 13, 2002, to provide PanaMed with a specific area within Africa (the country of Ivory Coast) where PanaMed may test and distribute Viro-Net. This is a fully paid license, however, PanaMed is obligated to provide 66.7% of net proceeds from any fund raising effort to Havel for expansion of its distribution rights until a total of $22,000,000 has been paid. At that time, the distribution fee will be considered to be paid in full and the Company will be entitled to distribute Viro-Net throughout the entire continent of Africa. Until the full amount of expansion fee is paid, PanaMed's rights are limited to testing and distribution only within the country of Ivory Coast.

Under the new agreement, PanaMed may retain only 20% of the net funding raised for working capital, which includes rent, travel, office equipment, salaries, office supplies, interest, officer loans, accounting, accounts payable, debt reduction, auditing expenses, legal expenses, and the African treatment programs. Even with the low overhead that PanaMed attempts to maintain, there is a substantial risk that PanaMed will be unable to raise enough money to properly conduct operations under these conditions.

Havel may consummate agreements with other companies in order to facilitate distribution of Viro-Net in territories where PanaMed has no distribution rights. In addition, other companies may succeed in replicating Viro-Net within their own manufacturing facility. There is no assurance that these other companies will not succeed in undercutting PanaMed by selling Viro-Net to patients, doctors or distributors, in the territories assigned to PanaMed, below the prices offered by PanaMed. These types of actions, although illegal and improper, would be very difficult to prosecute and would severely undermine PanaMed's distribution efforts.

REVENUES

PanaMed's revenues totaled $0 for the three and six months ended June 30, 2002 and for the period from August 21, 2001 (date of inception) through June 30, 2002. PanaMed is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not yet engaged in any significant business other than organizational efforts.

Operating expenses totaled $467,753 for the three-month period ended June 30, 2002. Operating expenses totaled $3,609,905 for the six-month period ended June 30, 2002. Operating expenses totaled $3,664,254 for the period from the date of inception through June 30, 2002. Operating expenses primarily consist of stock-based compensation and expenditures for formulation of therapeutics.

1.2      Liquidity and capital resources

PanaMed has historically financed operations from the sale of common stock. As of June 30, 2002, PanaMed had cash on hand of $(24,194) and working capital of $(254,998) as compared to cash on hand of $106 and working capital of $(12,181) at period-end, December 31, 2001.

Net cash used in operating activities of $976,977 and $384,021 for the six and three months ended June 30, 2002, respectively, is attributable primarily to net loss due to expenditures for formulation of therapeutics, finders fees, and legal and professional services.

Net cash provided by investing activities of $79,347 and $0 for the six and three months ended June 30, 2002, respectively, consists primarily of proceeds from sale of investment.

Net cash provided by financing activities of $897,524 and $349,044 for the six and three months ended June 30, 2002, respectively, is due to cash received from the issuance of common stock and other miscellaneous adjustments.

Any significant difference between line items in the financials included in this Form 10-QSB and the Company's Form 10-QSB filed for the same period in 2001 are the result of the change in the Company's business which occurred in March of 2002.

Management believes that the receipt of net proceeds from the sale of common stock may not be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. If PanaMed is unable to raise sufficient capital, the company may need to sell certain assets, enter into new strategic partnerships, or merge with another company to effectively maintain operations. PanaMed's audit for the period ended December 31, 2001 contained a going concern qualification.


Part II. Other Information

                Item 2. Changes in Securities and Use of Proceeds

From March 31, 2002, to June 31, 2002, PanaMed issued 150,950 shares of restricted common stock in transactions that were not registered under the Securities Act of 1933, as follows:

(A) In May and June 2002 PanaMed sold 91,000 shares of restricted common stock at a price of $1.00 per share to four individuals and a church. These shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restricted legend reflecting the limitations on future transfer of those shares.

(B) In May and June 2002 PanaMed issued 59,950 shares of restricted common stock in accordance with the exchange agreement between PanaMed, Inc and Micron Solutions, Inc. These shares were missed during the initial exchange transaction. These shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restricted legend reflecting the limitations on future transfer of those shares.

Subsequent Events

In August 2002, PanaMed entered into an agreement with a prospective third party funding source which required that PanaMed execute a reorganization of its board of directors and executative management staff as a pre-requisite to obtaining funding resources. In order to effect this reorganization, Daniel Butler was asked to resign from the Board of Directors and Thomas Sims was asked to resign from his positions as Chairman of the Board, President, and Treasurer. These resignations were submitted and accepted in mid August 2002. The new management team will be disclosed in an upcoming 8-K filing.

In July, August and September, PanaMed issued 1,770,275 shares of restricted common stock in various transactions. These shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restricted legend reflecting the limitations on future transfer of those shares. The following provides additional details on these transactions:

296,500 shares were issued to 9 outside consultants as compensation for consulting services. Of this amount 150,000 shares were issued to Seth Cayer, an owner of more than 5% of the Company's issued and outstanding shares of common stock. Mr. Cayer also is a vice president of the Company.

150,000 shares were issued to John Badger as compensation for consulting services. John was an executative and major shareholder of Micron Solutions, Inc.

150,000 shares were issued to a church as collateral for a short term loan for $100,000

20,000 shares were issued to an individual as collateral for a short term loan for $5,000.

52,000 shares were sold to 3 family members of PanaMed's CEO Phillip Butler, for cash payment at a rate of $1.00 per share.

6,775 shares were sold to 3 individuals for cash payment at a rate of $1.00 per share.

1,095,000 shares were issued to, or for the benefit of, PanaMed's CEO, Phillip Butler, as compensation.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Reports on Form 8-K

The Company filed a report on Form 8-K during the three-month period ended March 31, 2002, to report the audited financial statements of PanaMed, Inc. as of December 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PanaMed Corporation

Date:  September 16, 2002           /s/ Phillip Butler
                                   --------------------
                                        Phillip Butler