Form 10QSB
period 2002-09-30
PANAMED CORP
filed 2002-11-20
CIK 1109486

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                                Quarterly Report

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the period ended September 30, 2002

                               PANAMED CORPORATION

             (Exact name of registrant as specified in its charter)



            Nevada                           0-17268             77-0583516
-------------------------------          -------------       -------------------
(State or other jurisdiction of           (Commission          (IRS Employer
incorporation or organization)           File  Number)       Identification No.)




                               PanaMed Corporation
                       127 West Main Street, Second Floor
                             Lebanon, Indiana 46052
                     (Address of principal executive office)

                     Issuer's telephone number: 800-388-0750

            The issuer (1) has filed all reports required to be filed
          by Section 13 or 15(d) of the Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the issuer was required to file such reports),
   and (2) has been subject to such filing requirements for the past 90 days.

On November 7, 2002, 25,088,645 shares of the issuer's common stock were outstanding.



           Securities registered pursuant to Section 12(b) of the Act:

                                      None

               Securities registered to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

                                Table of Contents


Part I. Financial Information                                          3


     Item No. 1. Financial Statements                                  3


     Item No. 2 Management's Discussion and Analysis                   17


Part II Other information                                              28

     Item No. 6. Exhibits and Reports on Form 8-K                      28

Exhibits                                                               28

Reports on Form 8-K                                                    28

 Signatures                                                            28

Item 1. Financial Statements


                               PANAMED CORPORATION
                          (A development stage company)
                                  BALANCE SHEET
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS




                                              September 30,        December. 31,
                                                  2002                 2001
                                              (Unaudited)
                                                --------             --------
CURRENT ASSETS:
   Cash                                         $  9,387             $    106
   Prepaid expenses                                 --                 21,000
                                                --------             --------
                  Total current assets             9,387               21,106
                                                --------             --------

PROPERTY AND EQUIPMENT (net of accumulated
   depreciation of $732 and $0, respectively)      5,371                 --
                                                --------             --------
OTHER ASSETS:
   Investment                                    104,798              176,783
   Notes receivable - related parties               --                 29,593
                                                --------             --------
                                                 104,798              206,376




                   TOTAL ASSETS                 $119,556             $227,482
                                                ========             ========

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                                  BALANCE SHEET
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            September 30,   December 31,
                                                                                 2002          2001
                                                                             -----------    -----------
                                                                             (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                                        $    47,465    $     5,887
     License fee payable                                                          54,600           --
     Notes payable                                                               228,000          7,400
     Other current liabilities                                                    18,740         20,000
                                                                             -----------    -----------
                  Total current liabilities                                      348,805         33,287
                                                                             -----------    -----------
OTHER LIABILITIES                                                                   --             --
                                                                             -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock - $0.01 and $ 0.0001
     par value, respectively Authorized -
     100,000,000 shares Issued and
     outstanding - 25,026,245 and
     19,750,000 shares, respectively                                             233,925          1,975
     Additional paid-in capital                                                4,314,646        255,987
     Accumulated deficit during development stage                             (4,777,820)       (63,767)
                                                                             -----------    -----------
                  Total                                                         (229,249)       194,195

     Less subscriptions receivable                                                  --             --
                                                                             -----------    -----------
                  Total stockholders' equity                                    (229,249)       194,195
                                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                    $   119,556    $   227,482
                                                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                             STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)



                                                                                          Period from
                                                                                        August 21, 2001
                                         3 months ended          9 months ended          (Inception) to
                                       September 30, 2002      September 30, 2002      September 30, 2002
                                          (Unaudited)              (Unaudited)            (Unaudited)
                                          -----------             -----------             -----------
SALES                                     $      --               $      --               $      --

COST OF SALES                                    --                      --                      --
                                          -----------             -----------             -----------
     Gross margin                                --                      --                      --
                                          -----------             -----------             -----------
OPERATING EXPENSES                            595,544               4,205,449               4,259,798
                                          -----------             -----------             -----------
           Loss from operations              (595,544)             (4,205,449)             (4,259,798)
                                          -----------             -----------             -----------

OTHER INCOME (EXPENSES):
     Miscellaneous income                        --                     1,461                   1,461
     Acquisition expense                         --                  (445,000)               (445,000)
     Loss on sale of investment                  --                   (29,240)                (29,240)
     Loss on investment                          --                   (16,125)                (25,543)
     Interest expense                         (18,400)                (18,900)                (18,900)
                                          -----------             -----------             -----------
                  Total other inc.(Exp)       (18,400)               (507,804)               (517,222)
                                          -----------             -----------             -----------
           Net loss before income taxes      (613,944)             (4,713,253)             (4,777,020)
                                          -----------             -----------             -----------
PROVISION FOR INCOME TAXES                       --                      (800)                   (800)
                                          -----------             -----------             -----------
NET INCOME (LOSS)                         $  (613,944)            $(4,714,053)            $(4,777,820)
                                          ===========             ===========             ===========


NET LOSS PER SHARE
    Basic and diluted                     $     (.025)            $     (.206)            $     (.229)


    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                             Deficit
                                                                           Accumulated
                                                             Additional     During The       Total
                                       Common Stock            Paid-in     Development    Stockholders'
                                    Shares       Amount        Capital        Stage          Equity     .
                                  ----------    ----------    ----------    ----------     ----------
Balance, August 21, 2001         $      --     $      --     $      --     $      --      $      --

Issuance of stock for cash
     September 4, 2001
     ($0.0001 per share)          17,610,000         1,761          --            --            1,761

Issuance of stock for cash
     September 19, 2001
     ($0.50 per share)                60,000             6        29,994          --           30,000

Issuance of stock for stock
     October 15, 2001
     ($0.931 per share)            2,000,000           200       186,001          --          186,201

Issuance of stock for cash
     October 24, 2001
     ($0.50 per share)                20,000             2         9,998          --           10,000

Issuance of stock for cash
     October 30, 2001
     ($0.50 per share)                60,000             6        29,994          --           30,000

Net loss                                --            --            --         (63,767)       (63,767)
                                  ----------    ----------    ----------    ----------     ----------
Balance, Dec. 31, 2001            19,750,000         1,975       255,987       (63,767)       194,195

Issuance of stock for cash
     February 20, 2002
     ($1.00 per share)                63,380           634        62,746          --           63,380

Issuance of stock for services
     February 20, 2002
     ($1.00 per share)               126,620         1,266       125,354          --          126,620

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                  Deficit
                                                                                Accumulated
                                                                   Additional     During The            Total
                                       Common Stock                 Paid-in      Development         Stockholders'
                                         Shares        Amount       Capital        Stage               Equity     .
                                       ----------    ----------    ----------    ----------          ----------
Issuance of stock for cash
     March 1, 2002
     ($0.80 per share)                     60,000          600       47,400            --            48,000

Issuance of stock for cash
     received in prior period
     March 1, 2002
     ($1.00 per share)                     20,000          200       19,800            --            20,000

Issuance of stock for cash
     March 1, 2002
     ($1.00 per share)                    312,000        3,120      308,880             --          312,000

Issuance on subscription
     March 1, 2002
     ($1.00 per share)                     50,000          500       49,500             --           50,000

Issuance of stock for services
     March 1, 2002
     ($1.00 per share)                  2,715,000       27,150    2,687,850             --   2     ,715,000

Acquisition of Micron
     Solutions, Inc., a public shell
     March 1, 2002
     ($0.01 par value)                    396,520        3,965        4,542            --             8,507

Change in par value of
     common stock
     March 1, 2002
     (from $0.0001 to $0.01
     per share)                              --        193,050     (193,050)           --             --

Issuance of stock for cash
     March 18, 2002
     ($1.00 per share)                    132,500        1,325      131,175            --           132,500

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                   Deficit
                                                                                  Accumulated
                                                                     Additional    During The       Total
                                            Common Stock              Paid-in     Development    Stockholders'
                                         Shares         Amount        Capital        Stage          Equity     .
                                      ----------      ----------    ----------    ----------     ----------
Issuance of stock for services
     March 18, 2002
     ($1.00 per share)                   109,000          1,090        107,910           --          109,000

Cancellation of stock for cash
     March 27, 2002
     ($0.0001 per share)                (250,000)           (25)          --             --              (25)

Net loss                                    --             --             --       (3,629,103)    (3,629,103)
                                      ----------     ----------     ----------     ----------     ----------
Balance, March 31, 2002               23,485,020        234,850      3,608,094     (3,692,870)       150,074
     (Unaudited)

Cancellation of stock for services
     April 1, 2002
     ($1.00 per share)                   (30,000)          (300)       (29,700)          --          (30,000)

Cancellation of stock for services
     April 1, 2002
     ($0.01 per share)                  (200,000)        (2,000)          --             --           (2,000)

Issuance of stock for cash
     May 22, 2002
     ($1.00 per share)                    20,000            200         19,800           --           20,000

Issuance of stock for cash
     received in prior period
     May 22, 2002
     ($1.00 per share)                    21,000            210         20,790           --           21,000

Issuance of stock for cash
     received in prior period
     May 22, 2002
     ($1.00 per share)                    10,000            100          9,900           --           10,000

Issuance of stock for cash
     May 31, 2002
     ($1.00 per share)                    11,000            110         10,890           --           11,000
Issuance of stock for cash
     received in prior period
     May 31, 2002
     ($1.00 per share)                    20,500            205         20,295           --           20,500

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)



                                                                                           Deficit
                                                                                          Accumulated
                                                                             Additional    During The       Total
                                                    Common Stock              Paid-in      Development   Stockholders'
                                               Shares         Amount          Capital        Stage          Equity     .
                                            ----------      ----------      ----------      ----------     ----------
Issuance of stock for cash
     June 11, 2002
     ($1.00 per share)                          60,000             600          59,400            --            60,000

Issuance of stock for cash
     received in prior period
     June 12, 2002
     ($1.00 per share)                           8,450              85           8,365            --             8,450

Net loss                                          --              --              --          (471,006)       (471,006)

Balance, June 30, 2002                      23,405,970         234,060       3,727,834      (4,163,876)        150,074
     (Unaudited)

Issuance of stock for cash and services
     July 17, 2002
     ($.0001 per share)                         50,000               5          43,520            --            43,525

Cancellation of stock for services
     August 13, 2002
     ($0.01 per share)                         (30,000)           (300)        (49,700)           --           (50,000)

Issuance of stock for cash
     August 13, 2002
     ($.0001 per share)                        232,200              23          64,277            --            64,300

Issuance of stock for cash
     September 12, 2002
     ($.0001 per share)                      1,368,075             137         528,715            --           528,715
Net loss                                          --              --              --          (613,944)       (613,944)

Balance, Sept. 30, 2002                   $ 25,026,245    $    233,925    $  4,314,646    $ (4,777,820)   $   (229,249)
     (Unaudited)

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
             FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                          Period from
                                                                                        August 21, 2001
                                                                9 months ended           (Inception) to
                                                                 September 30,            September 30,
                                                                     2002                    2002
                                                                  ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                 $(4,717,053)             $(4,777,820)
       Adjustments to reconcile net loss to net cash used
       in operating activities -
         Common stock issued for services                         3,360,452                3,360,452
         Depreciation                                                   732                      732
         Loss on investment                                          16,125                   25,543
       Net change in operating assets and liabilities               138,684                  143,572
                                                                  ---------                ---------
                  Net cash provided by
                    (used in) operating activities               (1,198,060)              (1,247,521)
                                                                  ---------                ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            79,347                   49,754
                                                                  ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
                  Change in bank overdraft                           24,194                   24,194
                  Proceeds from issuance of common stock            775,800                  847,560
                  Proceeds from deposits on common stock            107,400                  107,400
                  Other financing activities                        220,600                  228,000
                                                                  ---------                ---------
                    Net cash provided by financing activities     1,127,994                1,207,154
                                                                  ---------                ---------

NET CHANGE IN CASH                                                    9,281                     --

CASH, BEGINNING OF PERIOD                                               106                     --
                                                                  ---------                ---------
CASH, END OF PERIOD                                             $     9,387              $      --
                                                                  ---------                ---------

    The accompanying notes are an integral part of the financial statements.


                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)

Note   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           In the opinion of management, the accompanying unaudited financial statements of PanaMed Corporation (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2002, the results of operations for the three and six months ended June 30, 2002 and the period from August 21, 2001 (date of inception) through September 30, 2002, and cash flows for the nine months ended September 30, 2002 and the period from date of inception through September 30, 2002. The results of operations are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-KSB and 8-K and the March 31, 2002 and June 30, 2002 Form 10-QSB.

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

                  b)  Property, Equipment, and Depreciation

                      Property is recorded at cost. Depreciation of equipment is provided using the straight line and accelerated methods over the following estimated useful lives:

                                                                  Estimated
                            Asset Classification                 Useful Life
                            --------------------                 -----------
                            Computer equipment                    3-5 Years

                      Expenditures for repairs and maintenance are charged against operations when incurred.

       2 - GOING CONCERN

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

                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)

Note   2 - GOING CONCERN (Continued)

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

       3 - NEW ACCOUNTING STANDARDS

           Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This standard did not have a material impact on our financial position, results of operations or cash flows for the nine- or three-month periods ended September 30, 2002.

           Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted this statement, which did not have a material impact on our financial position, results of operations or cash flows for the nine- or three-month periods ended September 30, 2002.

           Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. This statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, we adopted SFAS 142. Other provisions of this statement require that goodwill be measured periodically for impairment. We currently do not have goodwill recorded subject to potential goodwill impairment.

            Statement of Financial Accounting Standards No. 141, "Business Combinations," requires all business combinations initiated after September 30, 2001 to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. Management does not believe that this statement will have a material effect on our financial statements.


                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)

Note   4 - NOTES RECEIVABLE - RELATED PARTIES


                                                        September 30,        December 31,
                                                            2002               2001
                                                           -------            -------
(Unaudited)
           Note receivable from Thomas Sims, President
            and Chairman of the Board, due on demand,
 interest at the applicable federal rates ("AFR")            $  --           $ 5,536

Note receivable from Phillip Butler, CEO,
 due on demand, interest at the applicable
 federal rates ("AFR")                                          --            24,057
                                                           -------            -------
                                                             $  --           $29,593
                                                           =======            =======

       5 - INVESTMENT

           The investment held by the Company consists of a 3.5% ownership interest in Quintek Technologies, Inc., a California corporation related by common management. The investment is accounted for on the equity method base upon the latest financial information available from Quintek as of June 30, 2002.


                  Pertinent financial information for the Company as of June 30, 2002 is as follows:

                                                  June 30, 2002             December 31, 2001
                                                  -------------             -----------------
                                                               (Unaudited)
           Balance sheet:

                  Assets                           $   394,344                $  527,560

                  Liabilities                       $1,216,036                $1,300,565

                  Deficit                             (821,692)                 (773,005)

                                                  June 30, 2002             December 31, 2001
                                                  -------------             -----------------
                                                               (Unaudited)

           Net Equity                              $   390,344                $   527,560

           Income statement:
                 Revenue                               242,677                   145,629
                Expenses                               642,176                  (316,860)

                         Net loss                     (399,499)                 (171,231)
                         Weighted average ownership       4.04%                     5.50%

           Company's share of net loss            $    (16,140)            $      (9,418)


                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)


Note   6 - NOTES PAYABLE

                                                                                           September 30, 2002     December 31, 2001
                                                                                           -----------------      -----------------
                                                                                                         (Unaudited)
Note payable to United  Pentecostal  Assembly of  Bellflower,  due on
 December 6, 2002, interest at 6% per annum, with150,000 shares
 of common stock as collateral                                                                  $100,000              $     --

Note payable to Dr. G Hogenson, due on
  August 20, 2002, interest at 18% per annum                                                     100,000

Note payable to Information Imaging Corp , due
  on August 24, 2002, with loan fee of $5,000                                                     13,000

Note payable to Kent Freeman, due on January
  9, 2003, with loan fee of $2,500                                                                  5,000

Note payable to John Badger, due on September
  21, 2002, interest at 6% per annum                                                               10,000                   --
                                                                                           -----------------      -----------------
                                                                                                 $228,000             $     --
                                                                                           -----------------      -----------------

       7 - RENTAL AND LEASE INFORMATION

           We lease certain office facilities and equipment. Rental expense for the three and nine months ended September 30, 2002 were $3,245 and $26,484, respectively.

           At September 30, 2002, we were committed to minimal rental payments under certain noncancellable operating leases. As of September 30, 2002, the minimum future rental commitments for each of the succeeding five years subsequent to September 30, 2002 were as follows:

                               2003                            $ 29,948
                               2004                              29,342
                               2005                              29,040
                               2006                              27,830
                               2007                                   -
                               Thereafter                             -
                                                               --------
                                    Total                      $116,160

                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)

Note   8 - COMMITMENTS AND CONTINGENCIES

           As of September 30, 2002, the Company has an outstanding note payable to United Pentecostal Assembly of Bellflower ("United"), as shown in
           Note 5. The Company issued 150,000 shares of common stock as collateral on the note. If the Company defaults on the note, United has the option of foreclosing on those shares. At the date of issuance of the note, the fair market value of the shares was $327,000. If the Company defaults on the note there may be a charge against income to the extent the value of the shares exceeds the note balance.

       9 - NET LOSS PER SHARE

           Basic net loss per share is based on the weighted average number of common shares outstanding of 24,216,208 for the three months ended September 30, 2002. The weighted average number of common shares outstanding for the nine months ended September 30, 2002 was 22,851,473. The weighted average number of common shares outstanding for the period from August 21, 2001(date of inception) through September 30, 2002 was 20,891,457. The basic and diluted earnings per share calculations are the same because the Company has no dilutive securities outstanding.

       10 -LICENSING AGREEMENT

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

       11 -PURCHASE AGREEMENT

           As of March 1, 2002, the Company, then known as Micron Solutions, Inc. ("Micron"), entered into an Exchange Agreement with PanaMed, Inc., a California corporation, and all of its shareholders, under which; (a) Micron and its existing shareholders were to effect a one for ten reverse stock split of the 3,965,200 shares of its common voting stock then issued and outstanding; (b) the PanaMed Inc. shareholders were then to transfer and assign their PanaMed shares to Micron, thereby causing PanaMed Inc. to become its wholly owned subsidiary, and in exchange such shareholders were to receive an identical number of Micron's authorized but previously unissued shares of voting common stock, $.01 par value; (c) Micron's board of directors and officers were to resign and be replaced by PanaMed Inc. nominees; (d) Micron was then to change its name to PanaMed Corporation; and (e) certain of Micron's former management were to be engaged as consultants to the Company, in connection with which engagement they were to receive $225,000 in cash payments and 210,000 Company shares. Such transaction was concluded as of that same date, resulting in the receipt by the former PanaMed shareholders of 23,121,000 Company shares, or 98% of its equity ownership. Micron's assets and liabilities, as distinguished from those of the Company being reported herein as of September 30, 2002 and December 31, 2001, were immaterial, and have not been separately identified. Its audited balance sheet as of December 31, 2001, does appear, however, in Micron's Form 10-KSB, as filed with the Securities and Exchange Commission on April 16, 2002.

                               PANAMED CORPORATION
                          (A Development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM
            AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)

Note   12 -STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

           The net change in operating assets and liabilities shown on the statement of cash flows consists of the following:


                                                                                      Period from
                                                                                     August 21, 2001
                                                            9 months ended           (Inception) to
                                                             September 30,            September 30,
                                                                2002                      2002
                                                              ---------                ----------
           (Increase) Decrease:
                Prepaid expenses                             $   21,000             $           -
           Increase (Decrease):
                Accounts payable                                 47,465                    47,465
                Other current liabilities                        70,219                    96,107
                Common stock payable                                  -                         -
                                                              ---------                ----------
                                                               $138,684                  $143,572
                                                              =========                ==========

           For the period from August 21, 2001 (date of inception) to September 30, 2002, the Company had non-cash financing transactions related to the issuance of common stock for $50,000 and related to a stock swap transaction for $186,201. For the nine months ended September 30, 2002, the Company had non-cash financing transactions related to the issuance of common stock for $50,000.

       13 -SUBSEQUENT EVENTS

           Subsequent to September 30, 2002 the Company issued 12,400 shares of common stock for cash at $.001 per share; shares as loan collateral; and 50,000 shares as compensation for services rendered.

Item 2.  Management's Discussion and Analysis

1.1      Results of Operations

GENERAL
Statements contained herein that are not historical facts are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could causes actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties are described below.

PanaMed is primarily engaged in the bio-tech industry, with a primary focus on testing and distributing a patented line of therapeutic products developed, manufactured and supplied by MSL, Inc. and Havel Investments, Limited. MSL, Inc. is the Research and Development and manufacturing aspect of the business and Havel Investments, Ltd is the business management side of the technology. These two entities work in concert and hereafter will be collectively referred to as "Supplier". PanaMed currently has an exclusive license to test and distribute "Viro-Net" in the African country of Ivory Coast. Viro-Net is the name given to the Supplier's product for treating HIV/AIDS, Herpes Simplex 1, Herpes Simplex 2,and Shingles. The descriptions herein will be oriented primarily towards the treatment of HIV/AIDS. Further business ventures of PanaMed Corporation are described below.

Viro-Net can be described as an immuno-modulating biological compound which signals the body's own immune system to fight off the virus by blocking the receptors of healthy cells, boosting the immune system, and halting the replication of viral cells. PanaMed believes that Viro-Net may provide an effective means to reverse the HIV virus to a non-detect level while providing a number of advantages over conventional HIV/AIDS medication. The expected benefits include: simple to administer (sublingual application), minimal side effects, effective against different HIV viral derivatives, cost effective, non-patient specific and suitable for large scale treatment programs. These expectations are based primarily on theory and results from the treatment of 3 AIDS patients in an uncontrolled environment.

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

An experienced physician who will visit the patients each day to monitor/record progress and resolve medical problems is supervising the program. One or more nurses will be available at the treatment facility 24 hours per day to administer Viro-Net treatments and care for the patients. Also, an Administrator is working the treatment program on a full-time basis. Blood samples are taken at regular intervals and compared to the baseline blood panels in order to monitor patient progress. The blood measurement and analysis will be performed at a certified clinical laboratory under the supervision of a highly competent and experienced scientist.

RISK FACTORS

PanaMed Corp. acknowledges the following risk factors and addresses these factors below.


1. General Economic Conditions

The financial success of PanaMed may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, interest rates and other factors which influence public companies. These changes could cause the cost of supplies, labor, and other expenses to rise faster than PanaMed can raise prices. Such changing conditions also could reduce demand in the market place for PanaMed's products. PanaMed has no control over any of these changes.

2. Development Stage Company

PanaMed has limited operating history, has not generated any sales revenues or profits, has no products which can be sold to generate revenues or profits, is in the development stage, and its operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of continued operating losses. The likelihood of PanaMed's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of an existing business, development of new products and channels of distribution, and the competitive and regulatory environment in which PanaMed will operate. Prior to acceptance, the Company's products must undergo testing, which may never prove to be successful. Even if the testing is successful, the Company must then seek acceptance by the African people, government agencies, and funding sources prior to distribution. If the products are accepted, there is no assurance that funds will be available to purchase the products. Until the company is in a position to generate revenues, it will be totally dependent on investment capital to sustain internal operations, fund its treatment program in Africa, and expand the rights for distribution as required in its agreement with the Suppliers. If the company is unable to generate revenues or profits, there may be no means for investors to ever recoup their investment or receive any type of return on their investment.

PanaMed management has no experience in manufacturing or procuring products in commercial quantities or in selling pharmaceutical products, and has only limited experience in negotiating, establishing and maintaining strategic relationships. PanaMed has no experience with respect to the launch of a commercial product. PanaMed's ability to manage these trying circumstances will require continued improvement and expansion of management, operational, and financial systems and controls.

3. Explosive Growth

In the event that the therapeutics prove to be successful, then the pent up and dramatic demand for such a product as "Viro-Net" will require the expansion of production, management, operations, capital requirements and other factors related to explosive growth. If management is unable to manage growth effectively, the resulting business and financial condition could be materially harmed. In addition, if rapid growth occurs, it could strain operational, managerial and financial resources.

4. Dilution

PanaMed will attempt to raise additional equity capital, conduct offerings, acquire technology or other companies, and/or establish, at some future date, stock incentive and stock option plans for its employees, directors and advisors. Each of these events will have a dilutive effect on the Shares and could substantially reduce the value of the shares.

5. No Substantial Tax Benefits

Potential participants should evaluate the purchase of PanaMed's stock only in economic terms. Any tax benefits that may result from the ownership of PanaMed's stock is minimal, and should not be a determining factor in their decision to participate.

6. Competition

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

PanaMed's competitors may succeed in developing or licensing technologies and products that are more effective or less costly than the products developed by the Supplier. The competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before PanaMed or our Supplier does. Products resulting from the Supplier's research and development efforts, if approved for sale, may not compete successfully with our competitors' existing or future products.

7. Dependence On Key Personnel

PanaMed's success depends to a considerable degree on the continued services of its executive management staff, Phillip Butler (President & CEO), Seth Cayer (Executive VP of International Sales) and Todd Davis (Executive VP of Corporate Development). The loss of one or more of these people could have a materially adverse effect on the future of PanaMed. In addition, the loss of other key management personnel or the failure to attract and retain such personnel could have a material adverse effect on PanaMed's business, operations, and financial condition.

8. Future Financing Requirements

PanaMed will require additional capital in order to operate its business efficiently and to implement its treatment programs, internal operations, sales, and/or other aspects of its business plan. PanaMed plans to raise additional capital to meet such needs in either the form of a private placement of its securities or by using convertible debt instruments or by other means of financing. There can be no assurance that PanaMed will be able to raise additional funds necessary to meet such needs or that such funds, if available, can be obtained on terms acceptable to PanaMed. The failure to raise additional capital on terms acceptable to PanaMed could force PanaMed to alter its business strategy or close operations.

9. Majority Control by Executive Officers, Directors and Major Shareholders

PanaMed's officers, directors and major shareholders beneficially own a significant portion of the outstanding Common Stock of the company. If the executive officers, directors and major shareholders act collectively, assuming they continue to maintain ownership of all of their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of PanaMed and determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

Two principal stockholders, Phillip J. Butler, Tom Sims, and their affiliates own or control over 51% of the outstanding shares of stock in the corporation. Some or all of these stockholders, acting in concert, would be able to elect the Board of Directors and take corporate actions requiring stockholder approval, such as recapitalization and/or other decisions that would dictate the direction and policies of the company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to the other stockholders.

10. Ownership of Quintek, Inc. shares.

PanaMed, in its original capitalization entered into a stock-swap arrangement with Quintek, Inc. PanaMed currently owns approximately 1.5 million shares of Quintek. Quintek, Inc. and its President are under SEC investigation and/or possible sanctions for disseminating a press release that contained some erroneous information. PanaMed is considering the best possible means to either divest itself of the Quintek stock or to otherwise deal with this association that could contain negative connotations for the PanaMed Corporation stockholders.

11. Future Dilution and Anti-Takeover Issues

PanaMed's Articles of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred stock. Of this, 25,176,245 shares of common stock and 0 shares of Preferred stock are issued and outstanding as of November 10, 2002.

The Board of Directors of PanaMed ("The Board of Directors") has the power to issue substantial amounts of new stock or distribute substantial amounts of pre-issued stock without shareholder approval. As such, PanaMed may issue substantial amounts of new stock or distribute substantial amounts of pre-issued stock in connection with this offering, future financing plans, or acquisitions. To the extent that additional shares of Common Stock are issued, dilution of the interests of PanaMed's stockholders will occur. In addition, the issuance of Preferred Stock and Common Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of PanaMed. PanaMed currently has no commitments to issue any additional shares of Preferred Stock.

Certain provisions of PanaMed's Certificate of Incorporation, Bylaws and California law may delay, defer or prevent a change in control of PanaMed and may adversely affect the voting and other rights of the holders of Common Stock.

12. Limitations of Liability; Indemnification

PanaMed's Articles of Incorporation and Bylaws contain provisions that limit the liability of directors for monetary damages and provides for indemnification of officers and directors under certain circumstances. Such provisions may discourage stockholders from initiating lawsuits against directors for breach of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited PanaMed's stockholders. In addition, a stockholder's investment in PanaMed may be adversely affected to the extent that PanaMed pays such costs of settlement and damage awards against PanaMed's officers or directors pursuant to such provisions.

13. Conflicts Of Interest

The Board of Directors of PanaMed Corporation is subject to various conflicts of interest arising out of their relationship with PanaMed. As an example, officers and directors of PanaMed may form other companies to engage in activities similar to those of PanaMed. Should such additional activities take place, it is possible that investors in PanaMed will not be allowed to share in the income, assets or other benefits of such additional activities. The officers and directors of PanaMed will devote such time as they deem necessary to the business and affairs of PanaMed. Officers and directors of PanaMed are required by law to deal fairly and in good faith with PanaMed and they intend to do so. However, in any Company there may be certain inherent conflicts between the officers/directors and investors that cannot be fully mitigated.

Because the officers and directors may engage in operations independent of PanaMed, some of these activities may conflict with those of PanaMed. The officers and directors thus may be placed in the position where their decisions could favor their own operations, or other operations with which they might be associated, over those of PanaMed. The officers and directors of PanaMed are free to engage generally in business for their own account in addition to any participation arising out of PanaMed's activities.

14. Dividends On Stock

No dividends have ever been paid on PanaMed's stock and no dividends will be paid on PanaMed's stock until PanaMed has been able to generate sufficient profit from product sales, as determined by the Board of Directors, to warrant distribution of dividends. Accordingly, there can be no assurance that any dividends will ever be distributed to shareholders.

15. Disposition Of Stock

There may be adverse tax consequences to an Investor upon any disposition of their Stock.

16. Availability To Acquire Materials

PanaMed and the suppliers will need to utilize, on a continuing basis, numerous suppliers to provide compounds, biologic agents and other materials for the production of Viro-Net. The inability to obtain these materials from outside suppliers could have a material impact on PanaMed's operations.

17. Product Development

PanaMed has no internal capability to develop new products or improvements to the existing products. As a result, PanaMed must rely on its partners and suppliers to create new products and improve existing ones. There is no assurance that these relationships will remain intact or that future development efforts will be successful.

18. Distribution Agreement

PanaMed has an exclusive distribution agreement with the suppliers that allow PanaMed to test and distribute the therapeutics for treatment of HIV/AIDS, Herpes 1&2 and Shingles throughout the country of Ivory Coast, Africa. PanaMed plans to conduct treatment programs in Ivory Coast and in the future in Australia, New Zealand and throughout Africa. These endeavors will not only demonstrate the effectiveness of the therapeutics and launch a distribution program in accordance with the terms of the distribution agreement. The distribution agreement contains a number of risk factors for PanaMed, including;
1) no indemnification of PanaMed for product failure or safety issues associated with the product and 2) PanaMed must defend itself against any infringement claims which are brought against PanaMed based on the use or sale of the suppliers products.

19. Reporting of Results Risk

PanaMed has received initial blood test results and doctors notes on the initial HIV/AIDS Ivorian patients discussed herein and have used these records as the primary basis for establishing PanaMed as an operating public company and for assisting us in the launching of the company. PanaMed is relying on data provided by the attending physician and the laboratory in the Ivory Coast. While we have complete confidence in the laboratory results sent to us, PanaMed management has not witnessed the patient's recovery first hand.

20. Product Risk

Viro-Net is based on novel technology that is in the early stages of product verification. Based on the testimony of lab technicians and treatment of three individuals that where treated several years ago, there appears what might be long-term recovery with no known side effects. Regarding the patients in Ivory Coast, the long-term safety and effectiveness have not yet been determined. PanaMed does not know how much it will cost or how long it will take before the product is accepted, or if the appropriate regulatory officials and citizens in Africa will ever accept the products. We do however, believe, based on the preliminary results that Viro-Net will be accepted and endorsed. But we cannot be sure, at this time, of the long-term safety and efficacy issues.

Also, there is no assurance that any sources will be available to purchase PanaMed's products. There are a variety of different treatments for HIV/AIDS available on the market today with well-financed companies and known distribution channels. PanaMed will need to compete with these companies for any funding that may be available.

21. Product Testing

PanaMed, has commenced a treatment program in Ivory Coast to demonstrate the safety and effectiveness of using Viro-Net for treating HIV/AIDS and related disorders. PanaMed, prior to June of 2002 did not have any experience in conducting treatment programs or clinical trials and we are relying on the experience and knowledge and contacts of third party contractors to supervise and manage the treatment programs. If successful, the company hopes to use the results of the treatment programs to gain approval to distribute Viro-Net within the Ivory Coast and possibly expand into other third-world countries. It would not be possible to expand distribution to non third-world counties without conducting expensive and time-consuming formal clinical trials and then receiving FDA (or equivalent) approval based on the positive results of the clinical trials. As of November 10, 2002, PanaMed does not have the financial backing to conduct formal clinical trials. As a result, our potential sales revenue will be limited to distribution in third world countries. There is substantial risk in dealing with third world countries, in particular from the standpoint of product distribution and collection of sales proceeds. If product distribution and revenue collection efforts are unsuccessful, the company may be required to cease operations.

22. Intellectual Property

Development and protection of the Suppliers intellectual property is critical to PanaMed's success. If the Supplier does not adequately protect its intellectual property, competitors may be able to manufacture and distribute the technologies. PanaMed's success depends in part on the Suppliers ability to:

1) Obtain and maintain patent protection for its products or processes both in the United States and other countries,

2)       Protect their trade secrets

3)       Prevent others from infringing on their proprietary rights.

Since patent applications are normally maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, it cannot be certain that the Supplier is the first to create the inventions to be covered by their patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

Patents issued to the Supplier may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings with respect to the Supplier's proprietary technologies could result in substantial cost to PanaMed. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm PanaMed's business. Costly litigation might be necessary to protect the Supplier's patent estate or to determine the scope and validity of the Intellectual Property and the Supplier may not have the required resources to pursue such litigation. An adverse outcome in litigation with respect to the validity of any of the Suppliers patents could subject PanaMed to significant liabilities or require PanaMed to cease in distributing a product or technology.

The supplier may need to acquire licenses to these patents or challenge the validity of these patents and they may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that were developed. The Supplier may not be able to meet its obligations under those licenses that they do enter into. If the Supplier where to enter into a license agreement for intellectual property underlying any of its products, and that license were to be terminated, PanaMed could lose our right to market and sell any products based on the licensed technology.

23. Patent Infringement

Although may attempt to monitor the patent filings of its competitors and in an effort to guide the design and development of its products to avoid infringement, third parties may challenge the patents that have been issued to the Suppliers. If a patent infringement claim is upheld and enforced this would be detrimental to the Supplier and to PanaMed Corporation.

24. Technological Obsolescence.

The biotechnology and related pharmaceutical technology has undergone rapid and significant change and PanaMed believes that the technologies associated with biotechnology research and development will continue to develop rapidly. PanaMed's success will depend largely on its ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that are developed may become obsolete before development expenses can be recovered. There is no assurance that the Suppliers, although they are developing new products and second and third generation of the existing products, will have the facilities, technical staff, financial means, or desire to develop any new products and/or associated improvements in the future.


25. Dependence on Third Parties to Manufacture the Products.

PanaMed does not have, and does not intend to develop, internal facilities for the manufacture of any products for clinical or commercial production. Instead, PanaMed plans to develop relationships with third-party manufacturing resources and enter into collaborative arrangements with licensees or other parties that have established manufacturing capabilities. PanaMed expects to be dependent on such collaborators or third parties to supply products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet PanaMed's requirements for quality, quantity or timeliness.

PanaMed has limited experience in marketing, sales and distribution of pharmaceutical products, and does not intend to develop an extensive sales and marketing infrastructure to distribute its products. We will rely heavily on third parties such as qualified and experienced consultants, licensees, collaborators, joint venture partners and/or independent distributors. Also, PanaMed will not be able to control the resources and effort that a third party will devote to marketing the products. If PanaMed is unable to maintain relationships for the necessary marketing and sales capabilities, PanaMed may fail to gain market acceptance for its products and revenues could be substantially impaired.

26. Product Liability Insurance.

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

27. Volatile Stock Prices

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

Factors that may have a significant impact on the market price and marketability of PanaMed's common stock include: 1) announcements of technological innovations or new commercial therapeutic products by PanaMed, PanaMed's collaborative partners or PanaMed's present or potential competitors, 2) announcements by PanaMed or others of results of treatment programs, pre-clinical testing and clinical trials, 3) developments or disputes concerning patent or other proprietary rights, 4) adverse legislation, including changes in governmental regulation and the status of PanaMed's regulatory approvals or applications, 5) changes in health care policies and practices, 6) economic and other external factors, including general market conditions In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against PanaMed we would incur substantial legal fees and its management's attention and resources could be diverted from operating the business in order to respond to the litigation.

28. Listing Status

PanaMed is listed on the over-the-counter bulletin board (OTCBB) sponsored by the National Association of Securities Dealers. PanaMed is attempting to develop a stronger trading market for its shares. However, until this market is further developed, shareholders will find it very difficult to liquidate their stock on reasonable terms both from the standpoint of price and volume of shares that can be sold at any given time. PanaMed can provide no assurance as to if or when the market for its shares will be developed to a point in which shareholders can trade PanaMed stock on reasonable terms.

29. Risk in Penny Stocks

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

Since PanaMed does not meet any of the requirements that would exempt it from the $5.00 per share market price requirement, PanaMed's stock must trade above that level or it will be classified as a "penny stock." PanaMed's stock is currently trading well below the $5.00 per share price and therefore it is classified as a penny stock at this time. This classification has, and will continue to have, an adverse effect on the tradability of the shares. PanaMed can provide no assurance as to when or if its stock will ever trade above $5.00 per share.

30. Licensing Agreement

The original PanaMed/Havel agreement and amending letter dated October 19, 2001 provided PanaMed with exclusive rights to test and distribute Viro-Net within the continent of Africa under certain conditions that included:

1) The license requires a fee of $22,000,000 and an obligation to purchase at least $1,000,000 in Viro-Net inventory,

2) 80% of the net proceeds from any investment capital raised by PanaMed must go to the Supplies as a payment against the licensing fee,

3) The full $22,000,000 must be paid by February 15, 2002 or the Supplies will have the option to reduce the territory covered under the licensing agreement in proportion to the amount of money that has been paid against the license agreement by that time.

PanaMed failed to provide payment to Havel of $22,000,000 by February 15, 2002. The original licensing agreement with Havel was amended, as of May 13, 2002, to provide PanaMed with a specific area within Africa (the country of Ivory Coast) that PanaMed may test and distribute Viro-Net. This is a fully paid license, however, PanaMed is obligated to provide 66.7% of net proceeds from any fund raising effort to Havel for expansion of its distribution rights until a total of $22,000,000 has been paid. At that time, the distribution fee will be considered to be paid in full and the Company will be entitled to distribute Viro-Net throughout the entire continent of Africa. Until the full amount of expansion fee is paid, PanaMed's rights are limited to testing and distribution only within the country of Ivory Coast.

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

REVENUES

PanaMed's revenues totaled $0 for the three and nine months ended September 30, 2002 and for the period from August 21, 2001 (date of inception) through September 30, 2002. PanaMed is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not yet engaged in any significant business other than organizational and developmental efforts.

Operating expenses totaled $595,544 for the three-month period ended September 30, 2002. Operating expenses totaled $4,205,449 for the nine-month period ended September 30, 2002. Operating expenses totaled $4,259,798 for the period from the date of inception through September 30, 2002. Operating expenses primarily consist of stock-based compensation and expenditures for formulation of therapeutics.

1.2      Liquidity and capital resources

PanaMed has historically financed operations from the sale of common stock. As of September 30, 2002, PanaMed had cash on hand of $9,387 and working capital of $(339,018) as compared to cash on hand of $106 and working capital of $(12,181) at period-end, December 31, 2001.

Net cash used in operating activities of $1,198,060 and $221,083 for the nine and three months ended September 30, 2002, respectively, is attributable primarily to net loss due to expenditures for formulation of therapeutics, finder's fees, and legal and professional services.

Net cash provided by investing activities of $79,123 and $0 for the nine and three months ended September 30, 2002, respectively, consists primarily of proceeds from sale of investments.


Net cash provided by financing activities of $1,127,994 and $230,470 for the nine and three months ended September 30, 2002, respectively, is due to cash received from the issuance of common stock and other miscellaneous adjustments.

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


Part II. Other Information


Subsequent Events

In August 2002, Mr. and Mrs. James W. Holzhauer loaned to the Corporation, via a Promissory Note, $30,000. 30,000 shares of PanaMed Common stock secure this note.

In November 2002, Mr. Jack Morris loaned the Corporation, via a Promissory Note, $75,000. In addition, Mr. Morris received 50,000 shares of stock as incentive to place this loan with PanaMed.

In October 2002, communications where initiated with Securities First for the purpose of assisting PanaMed Corporation in the development of our stock. In November 2002 Phillip Butler placed 250,000 shares of his personal founders shares with them for the purpose assisting in this stock program.

In  November  2002,  the  Auditor  of  PanaMed   Corporation  was  changed  from
Sprayberry, Barnes, Marietta and Luttrell of Oxnard, California to: Larry E. Nunn and Associates of Columbus, Indiana. Phone number: 812-376-3061.

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


PanaMed Corporation
/s/ Phillip Butler
------------------------
    Phillip Butler
Date:  November 15, 2002

                                 CERTIFICATIONS

     I, Phillip J. Butler, Chairman of the Board, Acting President and Chief Executive Officer, certify that:

1.       I have  reviewed  this  quarterly  report  on Form  10-QSB  of  PanaMed
         Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002


By: /s/ Phillip J. Butler
   ------------------------------------------------
           Phillip J. Butler
           Chairman of the Board, Acting President,
           and Chief Executive Officer
                                       29