Form 10-Q
period 2021-03-31
Endexx Corp
filed 2021-05-24
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-30233

Endexx Corporation

(Exact name of registrant as specified in its charter)

Nevada	30-0353162
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

38246 North Hazelwood Circle Cave Creek, Arizona	85331
(Address of principal executive offices)	(Zip Code)

(480) 595-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 21, 2021 was 462,481,493.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	September 30,
	2021	2020
Assets
Current assets
Cash	$77,008	$4,650
Accounts receivable, net of allowance of $78,530, respectively	92,060	29,441
Inventory, net of allowance of $824,295 and $596,005, respectively	855,907	1,109,645
Prepaid expenses	573,712	20,800
Total current assets	1,598,687	1,164,536

Investment in marketable securities	9,920	9,920
Property and equipment, net of accumulated depreciation of $65,188 and $54,988, respectively	459,861	470,061
Prepaid expenses	228,760	228,760
Right of use asset	19,000	39,000
Intangible - website domains	16,250	16,250
Total assets	$2,332,478	$1,928,527

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$361,140	$420,482
Customer deposit	77,842	36,705
Accrued expenses	124,501	121,876
Accrued expenses, Rayne Forecast Inc.	141,883	141,883
Accrued interest	770,013	463,378
Accrued interest, related party	370,372	327,484
Payroll and taxes payable, primarily related party	1,639,380	1,482,504
Lease Liability	19,000	39,000
Notes payable	327,488	280,738
Convertible notes payable, net of discount of $-0- and $622,134, respectively	5,175,811	3,348,599
Convertible note payable - related party	1,072,185	1,072,185
Derivative liability	2,205,666	5,649,412
Total current liabilities	12,285,281	13,384,246

Notes payable	238,253	198,253
Convertible note payable	175,000	-
Total liabilities	12,698,534	13,582,499

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 shares authorized, 1,824,000 and 7,296,000 issued and outstanding, respectively	183	730
Common stock, $0.0001 Par Value, 1,000,000,000 shares authorized, 457,415,546 and 404,908,141 issued and outstanding, respectively	45,741	40,491
Additional paid-in capital	24,797,183	21,010,497
Accumulated deficit	(35,209,163)	(32,705,690)
Total stockholders’ deficit	(10,366,056)	(11,653,972)
Total liabilities and stockholders’ deficit	$2,332,478	$1,928,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$146,507	$486,825	$295,293	$798,731
Cost of revenues	288,842	351,362	339,553	497,667
Inventory impairment	29,592	1,041,116	228,290	1,041,116
Gross profit	(171,927)	(905,653)	(272,550)	(740,052)

Operating expenses
Depreciation	5,100	4,066	10,200	10,184
Advertising and promotion	54,982	79,153	359,289	231,738
Payroll expenses	155,085	300,531	302,721	465,044
Professional fees	260,105	1,124,812	421,907	1,301,365
Research and development	380	-	3,384	4,264
General and administrative expenses	259,697	561,987	459,963	860,015
Total operating expenses	735,349	2,070,549	1,557,464	2,872,610

Loss from operations	(907,276)	(2,976,202)	(1,830,014)	(3,612,662)

Other (income) and expense
Change in fair value of derivative liability	1,025,068	629,563	200,201	856,516
Financing costs and discount amortization	121,692	304,201	754,424	982,975
Interest expenses	224,313	222,014	492,361	426,549
Default penalty	-	-	91,576	-
Gain from settlement of derivative liability	(865,103)	-	(865,103)	-
Loss on acquisition	-	132,500	-	132,500
Total other (income) expense	505,970	1,288,278	673,459	2,398,540

Net loss	$(1,413,246)	$(4,264,480)	$(2,503,473)	$(6,011,202)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	452,950,963	379,229,262	437,783,142	367,893,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2019	7,296,000	$730	358,489,928	$35,849	$17,627,463	$(23,542,361)	$(5,878,319)
Shares issued for employee compensation	-	-	263,158	26	24,974	-	25,000
Shares issued for debt settlement	-	-	1,733,923	173	260,183	-	260,356
Shares issued for financing	-	-	1,563,846	156	193,177	-	193,333
Net loss	-	-	-	-	-	(1,746,722)	(1,746,722)
Balances at December 31, 2019	7,296,000	730	362,050,855	36,204	18,105,797	(25,289,083)	(7,146,352)
Shares issued for private placements	-	-	7,666,666	767	309,233	-	310,000
Shares issued for services	-	-	8,300,331	830	773,524	-	774,354
Shares issued for employee compensation	-	-	314,030	31	34,006	-	34,037
Shares issued for debt settlement	-	-	10,242,722	1,024	770,881	-	771,905
Shares issued for financing	-	-	800,000	80	64,304	-	64,384
Shares issued for acquisition	-	-	500,000	50	42,450	-	42,500
Net loss	-	-	-	-	-	(4,264,480)	(4,264,480)
Balances at March 31, 2020	7,296,000	$730	389,874,604	$38,986	$20,100,195	$(29,553,563)	$(9,413,652)

Balances at September 30, 2020	7,296,000	$730	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	4,323,695	432	202,568	-	203,000
Shares issued for services	-	-	500,000	50	25,810	-	25,860
Shares issued for debt settlement	-	-	26,371,210	2,637	756,048	-	758,685
Settlement of derivative liability	-	-	-	-	1,420,444	-	1,420,444
Shares issued for settlement of preferred stock	(5,472,000)	(547)	9,000,000	900	(353)	-	-
Net loss	-	-	-	-	-	(1,090,227)	(1,090,227)
Balances at December 31, 2020	1,824,000	183	445,103,046	44,510	23,415,014	(33,795,917)	(10,336,210)
Shares issued for private placements	-	-	312,500	31	24,969	-	25,000
Shares issued for financing	-	-	12,000,000	1,200	1,357,200	-	1,358,400
Net loss	-	-	-	-	-	(1,413,246)	(1,413,246)
Balances at March 31, 2021	1,824,000	$183	457,415,546	$45,741	$24,797,183	$(35,209,163)	$(10,366,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	March 31,
	2021	2020
Operating activities
Net loss	$(2,503,473)	$(6,011,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,860	833,392
Depreciation and amortization	10,200	10,184
Amortization of debt discount	656,634	960,475
Change in fair value of derivative liability	200,201	856,516
Gain from settlement of derivative liability	(865,103)	856,516
Loss on acquisitions	-	132,500
Impairment expense	228,290	1,041,116
Bad debt expense	-	271,318
Financing costs	97,790	22,500
Default penalty	91,576	-
Changes in operating assets and liabilities:
Accounts receivable	(62,619)	(113,150)
Inventory	25,448	225,076
Prepaid expenses	(552,912)	(205,097)
Accounts payable	(59,342)	(457,196)
Customer deposit	41,137	-
Accrued expenses	2,625	(4,978)
Accrued expenses, Rayne Forecast Inc.	-	214,677
Accrued interest	417,298	165,020
Accrued interest, related party	42,888	42,886
Payroll and taxes payable, primarily related party	156,876	193,476
Net cash used in operating activities	(2,046,626)	(965,971)

Investing activities
Acquisition of website domain and digital intangibles	-	(100,000)
Purchase of property and equipment	-	(10,765)
Net cash used in investing activities	-	(110,765)

Financing activities
Proceeds from sale of common stock	228,000	310,000
Proceeds from convertible notes payable	939,234	-
Proceeds from notes payable	972,500	1,888,000
Repayment of convertible note payable	-	(200,000)
Repayment of note payable	(20,750)	-
Net cash provided by financing activities	2,118,984	1,998,000

Net increase in cash	$72,358	$921,264
Cash, beginning of period	4,650	36,363
Cash, end of period	$77,008	$957,627

Cash paid for income taxes	$-	$-
Cash paid for interest	$32,175	$111,763

Supplemental schedule of non-cash investing and financing activities
Convertible notes and interest converted to common stock	$758,685	$425,019
Derivative liability settled through conversion of convertible notes	$1,420,444	$607,744
Debt discount at origination	$34,500	$295,718
Amortization of right-of-use asset and lease liability	$20,000	$-
Notes and interest payable settled through issuance of convertible notes	$1,057,976	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of State of Nevada on September 5, 1997, as Micron Solutions. From 2002-2005, the Company operated as Panamed Corporation, a biotech service and licensing company. Panamed Corporation merged with Visual Board Books Inc. (VBB) in February 2005 and changed the consolidated company name to Endexx Corporation (the Company).

Our primary business is the manufacturing and sale of hemp products for personal use and pets. The Company has the following wholly owned subsidiaries:

●	Global Solaris Group, LLC
●	Greenleaf Consulting LLC
●	Cann Can LLC
●	Together One Step Closer, LLC
●	PhytoLabs LLC
●	Go Green Global Enterprises, Inc.
●	CBD Health Solutions
●	Kush, Inc.
●	CBD Life Brands, Inc.
●	Retail Pro Associates
●	CBD Unlimited, Inc.
●	Dispense Labs LLC

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The operating results of the above listed wholly owned subsidiaries were consolidated with the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2021, we have a working capital deficit of $10,686,594, and an accumulated deficit of $35,209,163. During the six months ended March 31, 2021, we had a net loss of $2,503,473 and cash used in operating activities of $2,046,626. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2021 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2021 and September 30, 2020.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable.

At March 31, 2021 and September 30, 2020, we recorded $78,530 for an allowance for doubtful accounts based upon management’s review of accounts receivable.

Inventory

Inventory is composed of finished goods, in-process, and raw goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages.

The Company has authorized a consignment inventory arrangement with one of its mass retail customers. After consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of March 31, 2021 and September 30, 2020, the Company had $802,472 and $249,560, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. The Company expects to begin using the advertising credits beginning in June 2021.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the six months ended March 31, 2021, the Company recorded no impairment losses related to barter credits and no barter credits were used.

Investment in Marketable Securities

During fiscal year ended September 30, 2018, the Company invested in marketable securities consisting of publicly traded stocks. These investments are recorded at fair value based on quoted prices at the end of the Company’s reporting period. Any realized or unrealized gains or losses are recognized in the accompanying statements of operations.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

Computer equipment and software	5 years
Business equipment and fixtures	7 years
Property and buildings	39 years

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets on a periodic basis, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the six months ended March 31, 2021 and 2020, we recorded no impairment charges related to other intangible assets.

Customer Deposits

From time-to-time the Company receives payment from wholesale customers in advance of delivering products to the customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order.

Revenue Recognition

Revenue is recognized from the sale of hemp products when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of hemp products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return after 30 days from the date of purchase. Revenue is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

The following table presents the Company’s revenues disaggregated by type:

	For the three months ended March 31,
	2021	2020
Wholesale	$90,329	$191,338
Retail	56,178	295,487
Total	$146,507	$486,825

	For the six months ended March 31,
	2021	2020
Wholesale	$192,880	$444,584
Retail	102,413	354,147
Total	$295,293	$798,731

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

In accordance with the reporting requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis except its derivative liability.

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the six months ended March 31, 2021 and 2020, except as disclosed.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements, provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value.

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of March 31, 2021 and September 30, 2020:

March 31, 2021

	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	2,205,666	2,205,666
	$9,920	$-	$2,205,666	$2,215,586

September 30, 2020

	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	5,649,412	5,649,412
	$9,920	$-	$5,649,412	$5,659,332

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2020	$5,649,412
Conversions of debt to equity	(1,420,444)
Change in fair value of the liability	200,201
Settlement of derivative liability	(2,223,503)
Balance at March 31, 2021	$2,205,666

From time to time, the Company enters into convertible promissory note agreements (Note 5). These notes are convertible at a fraction of the stock closing price near the conversion date. Additionally, the conversion price, as well as other terms including interest rates, adjust if any future financings have more favorable terms. The conversion features of these notes meet the definition of a derivative which therefore requires bifurcation and are accounted for as a derivative liability.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Black Scholes pricing model. At September 30, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05730; a risk-free interest rate ranging from .08% to 0.15%, and expected volatility of the Company’s common stock ranging from 65% to 79%, various estimated exercise prices, and terms under one year.

Beginning on October 1, 2020, the Company began estimating the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model. The change in method used to value the derivative resulted in a trivial difference in valuation.

At March 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.1320; a risk-free interest rate of 0.05%, and expected volatility of the Company’s common stock of 150%, various estimated exercise prices, and terms under one year.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $3,004 and $4,264 for the six months ended March 31, 2021 and 2020, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $359,289 and $231,738 for the six months ended March 31, 2021 and 2020, respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company has adopted ASC 740-10 for 2016, and evaluates its tax positions on an annual basis, and as of December 31, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

(Loss) Income Per Share of Common Stock

Basic net loss/income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

The Company had total potential additional dilutive securities outstanding at March 31, 2021 and September 30, 2020, as follows.

	March 31, 2021	September 30, 2020
Warrants	20,750,000	20,750,000
Convertible debt	139,095,717	107,595,952
Total	159,845,717	128,345,952

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Standards

During the six months ended March 31, 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY

The Company’s inventory consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2021	2020
Raw materials and packaging components	$361,695	$394,306
Finished goods	576,185	569,020
Consigned goods	641,780	641,780
Apparel	100,542	100,544
Less obsolescence allowance	(824,295)	(596,005)
	$855,907	$1,109,645

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant, and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2021	September 30, 2020

Land	$114,200	$114,200
Building	305,800	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	525,049	525,049
Less accumulated depreciation	(65,188)	(54,988)
Property, plant, and equipment, net	$459,861	$470,061

Depreciation and amortization expense was $10,200 and $10,184 for the six months ended March 31, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable:

During June 2017, the Company entered into a short-term note payable with Noteholder E that matured in August 2017. The principal balance of $55,353 bears interest at the default rate of 18%; no other default penalties have been incurred.

On April 28, 2020, the Company entered into a note agreement and Securities Purchase Agreement with Noteholder A to borrow $105,000. An additional $25,000 was added on to this note during the quarter ended June 30, 2020. The note bears interest at 22% and matures April 28, 2021.

On April 27, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company received a two-year loan for $112,888 from Noteholder G. Interest is deferred for six months, then is at 1% until maturity in April 2022. The Company has applied for the loan to be forgiven by the Small Business Administration and expects to be granted forgiveness.

On June 17, 2020, the Company entered into a note agreement with Noteholder G, the U.S. Small Business Administration, for a total of $150,000 plus a $10,000 grant. The note calls for monthly principal and interest payments totaling $731 beginning in June 2021. The loan bears interest at 3.8% and matures June 17, 2050.

On October 15, 2020, the Company entered into a note agreement with Noteholder C for $565,000, including a $15,000 discount at issuance. The note bears interest at 5%, 22% if in default, and principal and interest were due at maturity on December 15, 2020. The Company and Noteholder C extended the maturity to December 29, 2020 and the Company incurred a default penalty of $85,428. The balance of the note and accrued interest were paid off with proceeds from the January 22, 2021 convertible note agreement with Noteholder A.

On November 19, 2020, the Company entered into a note agreement with Noteholder C for $290,000, including a $15,000 discount at issuance. The note bears interest at 6%, 22% if in default, and principal and interest were due at maturity on December 21, 2020. The Company and Noteholder C extended the maturity to December 29, 2020 and the Company incurred a default penalty of $6,148. The balance of the note and accrued interest were paid off with proceeds from the January 22, 2021 convertible note agreement with Noteholder A.

During the three months ended December 31, 2020, the Company repaid a note payable dated July 21, 2020, with Noteholder F totaling $20,750.

On January 19, 2021, the Company entered into a promissory note with Noteholder F for $64,500. The note matures February 19, 2021 and bears interest at 24%. This note was repaid on January 22, 2021 from the proceeds of the January 22, 2021 convertible debt agreement.

On March 8, 2021, pursuant to the Paycheck Protection Program, the Company received a five-year loan for $112,888 from Noteholder G. Interest is deferred for six months, then is at 1% until maturity in March 2026. The Company plans to apply for the loan to be forgiven by the Small Business Administration and expects to be granted forgiveness.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible note payable – related party:

During 2016, Todd Davis, President and Chief Executive Officer converted accrued salary and accrued payroll taxes for a total of into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note is convertible in shares of our common stock at a rate of $0.026 per share. As of March 31, 2021 and September 30, 2020, there is an outstanding principal balance of $1,072,185 and outstanding accrued interest on this note of $370,372 and $327,484, respectively (see Note 9).

Convertible notes payable:

On November 4, 2020, the Company entered into a promissory note agreement with Noteholder H for $100,000. The note matures May 4, 2021 and bears interest at 15% that is payable in shares of restricted common stock at $0.059 per share.

On November 30, the Company entered into a convertible promissory note with Noteholder D for $175,000. The note matures one year later, on November 30, 2022 and bears interest at 10%. The note is convertible six months from issuance at 60% of the average of the three (3) lowest closing prices (as defined below in the agreement) for the common stock during the ten (10) trading day period preceding the conversion date.

On January 22, 2021, the Company entered into a 12% senior secured convertible promissory note Noteholder A for $1,250,000. Proceeds from this note were allocated to repay the January 19, 2021 $64,500 note (plus $1,250 interest), $15,040 legal fees, $992,226 to Noteholder C (Note 5), with the net remaining $176,984 to the Company. The note matures January 21, 2022 but may be extended an additional 12 months. The note becomes convertible six months after issuance, or July 22, 2021, at $0.054 per share.

On February 1, 2021, the Company amended the October 11, 2019 Securities Purchase Agreement with Noteholder C. As part of the amendment, the interest rate was reduced to 12%, the default interest rate was reduced to 18%, the maturity of the note was extended through January 31, 2022, and the conversion rate was changed to $0.054 per share. As consideration for the amendments, the Company issued Noteholder C 12,000,000 shares of common stock, as detailed in Note 7.

On February 17, 2021, the Company entered into a promissory note with Noteholder B for $250,000. The note matures February 17, 2022 and bears interest at 12%. The note is convertible into common shares of the Company at a 40% discount to the 10-day average closing price of the Company’s common stock with a floor of $0.06 per share.

On March 5, 2021, the Company issued a 12% senior secured convertible promissory note to Noteholder A for a principal amount of $300,000 with a one-year term that is convertible into shares of the Company’s common stock.

The terms and balances of the convertible notes outstanding as of March 31, 2021 and September 30, 2020 are summarized below. Each of these notes may be converted at the option of the holder at a 50%-40% discount to common stock price. These notes include certain provisions including that the Company shall maintain in reserve the amount of the shares issuable for the amount of the principal and interest accrued and payable.

At March 31, 2021, the Company’s convertible notes payable and related debt discount and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

						Net amount of	Corresponding
					Debt	liabilities	derivative
Noteholder	Origination	Maturity	Interest	Balance	Discount	presented	balance
Noteholder A	02/12/19	02/11/20	8.0%	$388,889	$-	$388,889	$571,164
Noteholder A	03/15/19	03/14/20	8.0%	222,222	-	222,222	326,379
Noteholder A	04/05/19	04/04/20	8.0%	388,889	-	388,889	571,164
Noteholder A	08/05/19	08/05/20	12.0%	111,111	-	111,111	163,190
Noteholder D	12/03/18	12/04/19	9.0%	163,700	-	163,700	184,313

				$1,274,811	$-	$1,274,811	$1,816,210

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, the Company’s convertible notes payable and related debt discount and derivative liability are summarized as follows:

						Net amount of	Corresponding
					Debt	liabilities	derivative
Noteholder	Origination	Maturity	Interest	Balance	Discount	presented	balance
Noteholder A	01/30/19	01/30/21	10.0%	$437,222	$(73,070)	$364,152	$1,190,002
Noteholder A	02/12/19	02/11/20	8.0%	388,889	-	388,889	647,591
Noteholder A	03/15/19	03/14/20	8.0%	222,222	-	222,222	370,051
Noteholder A	04/05/19	04/04/20	8.0%	388,889	-	388,889	647,591
Noteholder A	08/05/19	08/05/20	12.0%	111,111	(37,037)	74,074	185,026
Noteholder B	12/03/18	12/04/19	9.0%	262,500	-	262,500	232,108
Noteholder C	Various – see above		24.0%	2,001,000	(512,027)	1,488,973	1,862,542
Noteholder D	07/11/19	01/11/20	14.0%	158,900	-	158,900	151,491

				$3,970,733	$(622,134)	$3,348,599	$5,286,402

The Company’s future maturities of all notes payable are as follows:

For the fiscal year ending
September 30,	Amount
2022	$6,575,484
2022	262,145
2023	3,159
2024	3,280
2025	3,405
Thereafter	141,264
$6,988,737

Accrued Interest:

At March 31, 2021 and September 30, 2020, accrued interest on all notes and convertible notes amounted to $1,140,385 and $790,862, respectively. Interest expense for the six months ended March 31, 2021 and 2020 totaled $492,361 and $426,549, respectively. The derivative liability associated with accrued interest for the convertible notes with discounted conversion terms totaled $389,456 and $363,010 at March 31, 2021 and September 30, 2020, respectively.

NOTE 6 – PAYROLL AND PAYROLL TAXES PAYABLE

As of the periods shown below, payroll and taxes payable included:

	December 31,	September 30,
	2020	2020
Accrued payroll - Officer	$993,000	$915,000
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	518,275	439,399
	$1,639,380	$1,482,504

In 2005, the Company entered into an employment agreement with our President with the provisions for a $156,000 per year salary. For the six months ended March 31, 2021 and 2020, his full salary was accrued.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively. As of September 30, 2020, 404,908,141 shares of common stock and 7,296,000 shares of preferred stock were issued and outstanding. All common stock shares have equal voting rights, are non-assessable and have one vote per share. At September 30, 2020, there were four preferred stockholders which have super voting rights in the ratio of 25 votes to 1 share held.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuances pursuant to private placements

During the six months ended March 31, 2021, we issued shares of our restricted common stock under private placement agreements for proceeds received as follows:

Date	Shares	Proceeds
10/19/20	650,000	$25,000
11/03/20	228,572	8,000
11/13/20	2,512,563	100,000
12/14/20	232,560	20,000
12/31/20	700,000	50,000
2/26/21	312,500	25,000
	4,636,195	$228,000

Issuances for services

On October 28, 2020, the Company issued 200,000 shares of common stock valued at $9,600 in connection with a services agreement.

On October 31, 2020, the Company issued 300,000 shares of common stock valued at $16,260 in connection with a services agreement.

Issuances pursuant to debt settlements

On October 30, 2020, $50,660 of principal on a convertible note were converted into 1,700,000 shares of common stock by Noteholder D. This issuance also settled a derivative liability of $42,472.

On November 5, 2020, $137,222 of principal and $20,445 of interest on a convertible note were converted into 6,961,000 shares of common stock by Noteholder A. This issuance also settled a derivative liability of $239,615.

On November 30, 2020, $300,000 of principal and $14,500 of interest on a convertible note were converted into 13,885,210 shares of common stock by Noteholder A. This issuance also settled a derivative liability of $883,229.

On December 2, 2020, $98,800 of principal on a convertible note were converted into 2,000,000 shares of common stock by Noteholder D. This issuance also settled a derivative liability of $131,360.

On December 16, 2020, $108,240 of principal and $28,818 of interest on a convertible note were converted into 1,825,000 shares of common stock by Noteholder D. This issuance also settled a derivative liability of $123,768.

On February 1, 2021, 12,000,000 shares of common stock were issued to Noteholder C for the amendment of convertible notes payable, as detailed in Note 5. The shares had a fair value of $1,358,400. The issuance settled derivative liabilities related to Noteholder C notes totaling $2,223,503, resulting in a gain of $865,103 on the settlement of the derivative liabilities.

Warrants outstanding

During the fiscal year ended September 30, 2019, the Company issued warrants for the purchase of 20,750,000 shares of common stock in connection with convertible note issuances. These warrants expire in four years and have exercise prices ranging from $.055 to $.355.

The weighted average volatility for the warrants at issuance was approximately 130%. A summary of the status of the Company’s warrant grants as of March 31, 2021 and the changes during the six months then ended is presented below:

		Weighted-Average	Weighted-Average Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, September 30, 2020	20,750,000	$0.12	2.4 years
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2021	20,750,000	$0.12	1.8 years

Warrants exercisable at March 31, 2021	20,750,000	$0.12	1.8 years

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS/CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Contracts and Commitments

On May 7, 2018, we assumed two consulting agreements for the two principals of Go Green Global Enterprises, a Nevada Corporation, when we acquired them. The consultants provide general business services as needed by the Company, and the term of the contract is for one year and automatically renews from year to year after that, compensation is set at a monthly fee of $5,000, and a 10% perpetual fee of 10% of the gross revenues generated by the project currently under formation. The contract also has provisions for reimbursement of all expenses incurred by them in conjunction of performing their duties.

On January 11, 2019, we entered into a joint venture agreement with a biometric company (GFE), in conjunction with our Jamaica financial interest, Go Green Global. GFE will contribute use of its software licenses, payment solutions software, and to assist with capital raises and build all building required for redevelopment. We agreed to use of our M3Hub and Gorilla Tek Technologies globally and use of our 150 acre grow facility in Jamaica. GFE agreed to fund the purchase of the property and retrofitting of existing buildings and making the operation fully functional.

On January 28, 2019, we entered into an agreement with a third party to represent our products to customers, the term of the agreement is for four (4) years from the date of the contract, January 28, 2024, and has automatic four-year renewal clauses. We agreed to pay a commission of nineteen percent (19%), composed of ten percent (10%) for commission, two percent (2%) for override, and seven percent (7%) for expenses of managing and advertising the account. Within thirty (30) days of the end of the calendar year, we agreed to pay the representative a bonus for certain sales milestones if two percent (2%) of the net receipts, payable in shares of our restricted common stock.

From time to time, we enter into consulting agreements for our products to be represented to certain customers or geographic areas. The terms of these agreements range from one (1) to five (5) years, and some include automatic one-year renewal clauses. As part of the agreement, commissions of ten percent (10%) are paid for sales with no distributor involved, and commissions of seven percent (7%) are paid for sales with a distributor. Depending on the consultant’s performance and achievement of certain milestones, the Company also may issue a stock bonus.

On October 1, 2020, the Company entered into an LLC operating agreement for the formation of Khode, LLC. Pursuant to the operating agreement, the Company owns 70% and is required to make a capital contribution of $3,500,000.

On October 1, 2020, the Company entered into a one-year agreement for strategic, creative, and operational support for marketing. Pursuant to this agreement, $1,235,000 is to be paid by September 1, 2021.

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments totaling $5,000,000 by July 1, 2025. On October 16, 2020, the Company paid $500,000 under this contract for services expected to be received during the fiscal year ending September 30, 2021.

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expires after 36 months in October 2021 and requires monthly lease payments of $3,250 which escalate 3% per year. During the six months ended March 31, 2021 and 2020, we incurred approximately $20,000, respectively, in rental expense associated with this lease. Future minimum rental payments under the lease for year ending September 30, 2021 are approximately $30,750.

NOTE 9 – RELATED PARTY TRANSACTIONS

Todd Davis, CEO and CFO, Employment Agreement

On October 1, 2016, Todd Davis, President and Chief Executive Officer converted accrued salary and accrued payroll taxes for a total of $1,157,500 into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note is convertible into shares of our common stock at a rate of $0.026 per share. As of March 31, 2021 and September 30, 2020, there is an outstanding principal balance of $1,072,185 and outstanding accrued interest on this note of $370,372 and $327,484, respectively.

The Company’s accrued officer compensation as of March 31, 2021 and September 30, 2020, which substantially consists of amounts owed pursuant to the employment agreement which weren’t converted into the above note, are disclosed in Note 6.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rayne Forecast Inc. Consulting Agreement

Rayne Forecast, Inc. (RFI), an entity owned by the CEO, is a party with the Company to a Consulting Agreement, pursuant to which the CEO, through RFI, provides certain services to the Company in connection with his role as the Company’s CEO and is compensated, through RFI, for certain services rendered to the Company. Pursuant to the terms of the Consulting Agreement, as amended, the Company shall pay to the CEO a minimum fee of $50,000 up to a maximum fee of $500,000 for the CEO’s reasonable services in any merger or acquisition involving the Company. The agreement provides that any such fees are not “finder’s fees” and are not to be calculated on the basis of any percentage of the amount of any financing or the deemed monetary value of any merger or acquisition transaction. The fees may be paid in Company stock or cash depending, among other items, on the cash availability of the Company. As of March 31, 2021 and September 30, 2020, $141,883 payable to RFI for the CEO’s reasonable services (as defined in the Consulting Agreement) is included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 10 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During the six months ended March 31, 2021, the Company had no significant customer or accounts receivable concentrations.

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2021, the Company entered into a 12% senior secured convertible promissory note Noteholder A for $440,000. The note matures April 1, 2022 but may be extended an additional 12 months. The note becomes convertible six months after issuance at $0.054 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Registration Statement on Form 10 (the “Form 10”).

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, and (v) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Registration Statement on Form 10 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website: www.endexx.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed under “Forward-Looking Statements,” “Item 1. Business,” and “Item 1A. Risk Factors” sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Endexx Corporation develops CBD-based products, each formulated to address key segments of the health and wellness market. Through our subsidiaries, we sell high-end, full-spectrum CBD oils, capsules, topicals, and pet products, all with the shared purpose of supporting the therapeutic relief of pain and inflammation for humans and pets, through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. In addition to our consumer products, our Gorilla-Tek division offers a state-of the art automated dispensing system providing a secure method of distributing hemp-based products. The proprietary system enables retailers to increase sales channels without opening a physical storefront location. Complementing our retail products and Gorilla-Tek divisions, we also own and operate a number of wholly-owned subsidiaries that offer technology and consulting solutions to the hemp and CBD industry, including an easy to use “Seed-to-Shelf” compliance and inventory tracking and process management system for regulated products in a front of counter pharmacy support platform.

The Company was incorporated in the State of Nevada on September 5, 1997 as Micron Solutions in order to complete a merger with Shillelagh. In November 1997, Shillelagh merged with and into Micron Solutions, with Micron Solutions as the surviving entity. In 2002, Micron Solutions entered into the Exchange Agreement with PanaMed, Inc., and all of its shareholders, pursuant to which PanaMed, Inc. became the Company’s wholly-owned subsidiary. In connection with the Exchange Agreement, Micron also changed its name to PanaMed Corporation.

In June 2005, we filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to change our name to Endexx Corporation. At that time, we adopted our current trading symbol, “EDXC.” In September 2005, PanaMed Corporation acquired VBB, a SaaS provider, through a merger whereby VBB merged with and into us, and we were the surviving entity. Subsequently, we operated as a diversified technology and SaaS and compliance and tracking systems company, until we shifted our focus to the CBD industry in August 2014. In October 2018, we changed our name to CBD Unlimited, Inc., and in May 2020, we changed our name back to Endexx Corporation, with CBD Unlimited, Inc., becoming our wholly-owned subsidiary. On January 25, 2021, we filed our Amended and Restated Articles of Incorporation.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020:

Revenues

Revenues for the three months ended March 31, 2021 were $147,000, as compared to $487,000 for the three months ended March 31, 2020, a decrease of $340,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit (loss) for the three months ended March 31, 2021 was $(172,000), as compared to $(906,000) for the three months ended March 31, 2020. The $734,000 decrease in gross loss is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic and an inventory impairment of $1,041,000 during the three months ended March 31, 2020. Gross profit margin for the three months ended March 31, 2021 was (117.4)%, as compared to (186.0)% for the three months ended March 31, 2020. This change in gross margin loss resulted from a significant inventory impairment in an amount greater than the gross or net revenues for the three months ended March 31, 2020. We do not believe that such a large gross margin loss will be sustained; rather, we believe that, subject to factors outside of our control, our historical gross margins of approximately 25%-50% are more likely to remain the norm.

Operating Expenses

Operating expenses for the three months ended March 31, 2021, were $735,000, as compared to $2,071,000 for the three months ended March 31, 2020. This decrease in operating expenses can be attributed primarily to professional fees incurred in the three months ended March 31, 2020.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities, along with increased research and development expenses to ensure that products nearing commercialization are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended March 31, 2021 was $907,000, as compared to a loss from operations of $2,976,000 for the three months ended March 31, 2020, a decrease in net loss from operations of $2,069,000. The decrease in loss from operations for the three months ended March 31, 2021 was as a result of (i) an increase in advertising and promotion of our products, (ii) a reduction in gross revenues, offset by a reduction in the cost of revenues, but enhanced by an increase in inventory impairment greater than the aggregate revenues for the period ended March 31, 2020 and (iii) a decrease in general and administrative expenses. Total net loss for the three months ended March 31, 2021 was $1,413,000, as compared to a total net loss of $4,264,000 for the three months ended March 31, 2020, a decrease in total net loss of $2,851,000. The decrease in net loss for the three months ended March 31, 2021 was as a result of (i) the reasons for the decrease in our loss from operations, (ii) non-cash gains and losses related to the derivative liability and an overall decrease in financing costs and discount amortization, interest expenses and penalties from the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020:

Revenues

Revenues for the six months ended March 31, 2021 were $295,000, as compared to $799,000 for the six months ended March 31, 2020, a decrease of $503,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit (loss) for the six months ended March 31, 2021 was $(273,000), as compared to $(740,000) for the six months ended March 31, 2020. The $468,000 decrease in gross loss is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic and an inventory impairment of $1,041,000 during the six months ended March 31, 2020. Gross profit margin for the six months ended March 31, 2021 was (92.3)%, as compared to (92.7)% for the three months ended March 31, 2020. This change in gross margin loss resulted from a significant inventory impairment in an amount greater than the gross or net revenues for the six months ended March 31, 2020. We do not believe that such a large gross margin loss will be sustained; rather, we believe that, subject to factors outside of our control, our historical gross margins of approximately 25%-50% are more likely to remain the norm.

Operating Expenses

Operating expenses for the six months ended March 31, 2021, were $1,557,000, as compared to $2,873,000 for the six months ended March 31, 2020. This decrease in operating expenses can be attributed primarily to professional fees incurred in the six months ended March 31, 2020.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities, along with increased research and development expenses to ensure that products nearing commercialization are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the six months ended March 31, 2021 was $1,830,000, as compared to a loss from operations of $3,613,000 for the six months ended March 31, 2020, a decrease in net loss from operations of $1,783,000. The decrease in loss from operations for the six months ended March 31, 2021 was as a result of (i) an increase in advertising and promotion of our products, (ii) a reduction in gross revenues, offset by a reduction in the cost of revenues, but enhanced by an increase in inventory impairment greater than the aggregate revenues for the period ended March 31, 2020 and (iii) a decrease in general and administrative expenses. Total net loss for the six months ended March 31, 2021 was $2,503,000, as compared to a total net loss of $6,011,000 for the six months ended March 31, 2020, a decrease in total net loss of $3,508,000. The decrease in net loss for the six months ended March 31, 2021 was as a result of (i) the reasons for the decrease in our loss from operations, (ii) non-cash gains and losses related to the derivative liability and an overall decrease in financing costs and discount amortization, interest expenses and penalties from the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of March 31, 2021, we had a stockholders’ deficit of $10,366,000, a working capital deficit of $10,687,000, and incurred a net loss of $2,503,000 for the six months ended March 31, 2021. Additionally, our operations utilized $2,047,000 in cash during the six months ended March 31, 2021, while we received $2,119,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of March 31, 2021 and September 30, 2020, we had cash of approximately $77,000 and $5,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Cash Flows – Operating Activities

For the six months ended March 31, 2021, our cash used in operating activities amounted to an outflow of $2,047,000, compared to cash used during the six months ended March 31, 2020 of $966,000. The increase in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, and accrued interest on notes payable.

Cash Flows – Investing Activities

Net cash used in investing activities in the six months ended March 31, 2021 was $-0-, compared to net cash used in investing activities in the six months ended March 31, 2020 of $111,000. During the six months ended March 31, 2020 we purchased website domain and digital intangibles and also purchased property and equipment.

Cash Flows – Financing Activities

For the six months ended March 31, 2021, our cash provided by financing activities amounted to $2,119,000, which includes $228,000 in proceeds received from the issuances of our Common Stock and $939,000 in proceeds from the issuance of convertible notes and $952,000 in proceeds from the issuance of notes payable net of repayments of $21,000. Our cash provided by financing activities for the six months ended March 31, 2020 amounted to $1,998,000, which includes $310,000 in proceeds received from the issuances of our Common Stock, $1,888,000 in proceeds from the issuance of notes payable and $200,000 in repayments of convertible notes payable.

Off Balance Sheet Arrangements

As of March 31, 2021, and September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the period covered in this Report, our disclosure controls and procedures were not effective  to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We know of no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On May 10, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third party (the “SPA Purchaser”), pursuant to which we (i) sold to the SPA Purchaser a Promissory Note in the principal amount of $420,000 (the “SPA Note”) and (ii) granted a Common Stock Purchase Warrant to the SPA Purchaser for the purchase of up to 2,500,000 shares of our common stock (the “SPA Warrant”). The aggregate purchase price of the SPA Note was $386,400. The private transactions contemplated by the SPA were exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder. The SPA Purchaser was an accredited or otherwise sophisticated investor with access to business and financial information related to us. After payment of legal fees and related closing costs, the sale of the SPA Note resulted in $367,500 in net proceeds to us. We will use the net proceeds from the sale of the SPA Note for operating capital.

The SPA Note matures on November 10, 2021 (the “SPA Note Maturity Date”), bears interest at a rate of 10% per annum, and, following an event of default only, is convertible into shares of our common stock at a conversion price equal to the lesser of 90% of the lowest trading price during (i) the 20 trading day period preceding the issuance date of the SPA Note or (ii) the 20-trading-day-period preceding date of conversion of the SPA Note. The SPA Note is also subject to covenants, events of defaults, penalties, default interest, and other terms and conditions customary in transactions of this nature.

The SPA Warrant has a three-year term and is immediately exercisable at an exercise price of $0.20 per share, subject to adjustment. Unless and until our common stock is listed on a senior securities exchange, in the event of a Dilutive Issuance (as defined in the SPA Warrant), the exercise price is subject to a weighted average antidilution provision. Any such adjustments that occur prior to such a listing will be rescinded upon the occurrence of such a listing.

Pursuant to the terms of the SPA, we paid a commitment fee to the SPA Purchaser in the amount of $400,000 (the “SPA Commitment Fee”) in the form of 4,000,000 shares of our common stock (the “SPA Commitment Fee Shares”). The SPA Purchaser is entitled to be issued additional shares of our common stock if the Purchaser’s sales of the SPA Commitment Fee Shares results in net proceeds to the SPA Purchaser of an amount less than the SPA Commitment Fee, subject to our rights of partial redemption, as noted in the succeeding sentence. If we repay the SPA Note on or before the SPA Note Maturity Date, we may redeem 2,000,000 of the SPA Commitment Fee Shares at an aggregate redemption price of $1.00.

The information set forth above in respect of the SPA and the transactions contemplated thereby is qualified in its entirety by reference to the actual terms of the SPA, the SPA Note, and the SPA Warrant, which have been filed as Exhibits 10.27, 10.28, and 4.9, respectively, to this Quarterly Report on Form 10-Q, and which are incorporated herein by reference.

On May 10, 2021, we entered into a separate Securities Purchase Agreement (the “Other SPA”) with a different otherwise unaffiliated third party (the “Other SPA Purchaser”), pursuant to which we (i) sold to the Other SPA Purchaser a Promissory Note in the principal amount of $250,000 (the “Other SPA Note”), (ii) granted a Common Stock Purchase Warrant to the Other SPA Purchaser for the purchase of up to 5,185,185 shares of our common stock (the “Other SPA Warrant”), and (iii) entered into a Registration Rights Agreement (the “Other RRA”) with the Other SPA Purchaser. The Other SPA Note did not have any original issue discount. We may sell additional promissory notes in the aggregate amount of up to $500,000. The private transactions contemplated by the Other SPA were exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder. The Other SPA Purchaser was an accredited or otherwise sophisticated investor with access to business and financial information related to us. After payment of legal fees and related closing costs, the sale of the SPA Note resulted in $235,000 in net proceeds to us. We will use the net proceeds from the sale of the Other SPA Note for operating capital.

The Other SPA Note matures on May 10, 2022 (the “Other SPA Note Maturity Date”), bears interest at a rate of 12% per annum, and is convertible into shares of our common stock at a conversion price of $0.08. The Other SPA Note is also subject to covenants, events of defaults, penalties, default interest, and other terms and conditions customary in transactions of this nature.

The Other SPA Warrant has a three-year term and is immediately exercisable at an exercise price of $0.08 per share, subject to adjustment. In the event of a Dilutive Issuance (as defined in the Other SPA Warrant), the exercise price is subject to a full ratchet antidilution provision.

Pursuant to the terms of the Other RRA, we agreed to register for resale the shares of our common stock underlying the Other SPA Note (and any additional notes that we sell in connection with the Other SPA) and underlying the Other SPA Warrant. We agreed to file a registration statement not later than November 14, 2021, subject to an earlier filing upon the occurrence of a specified event.

The information set forth above in respect of the Other SPA and the transactions contemplated thereby is qualified in its entirety by reference to the actual terms of the Other SPA, the Other SPA Note, the Other RRA, and the Other SPA Warrant, which have been filed as Exhibits 10.29, 10.30, 10.31, and 4.10, respectively, to this Quarterly Report on Form 10-Q, and which are incorporated herein by reference.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc and the Registrant dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, Dated January 1, 2021

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9*	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10*	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

10.1**	Stock Purchase Agreement by and among Kush Inc and the Registrant, dated February 1, 2020

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27*	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28*	Promissory Note of the Registrant, dated May 10, 2021 $386,400)

10.29*	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30*	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31*	Registration Rights Agreement, dated May 10, 2021

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1**	List of Subsidiaries

31.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202

32.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*- Filed Herewith.

** - Filed as exhibits with equivalent exhibit numbers to our Registration Statement on Form 10, filed with the Commission on March 4, 2021, each of which is incorporated herein by reference thereto.

^ - Filed as exhibits with equivalent exhibit numbers to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10, filed with the Commission on April 8, 2021, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endexx Corporation

Dated:	May 24, 2021	/s/ Todd Davis
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

