Form 10-Q
period 2021-06-30
Endexx Corp
filed 2021-08-18
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 16, 2021 was 462,481,493.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	September 30,
	2021	2020
Assets
Current assets
Cash	$22,059	$4,650
Accounts receivable, net of allowance of $78,530	66,593	29,441
Inventory, net of allowance of $824,295 and $596,005, respectively	925,779	1,109,645
Prepaid expenses	10,831	20,800
Total current assets	1,025,262	1,164,536

Investment in marketable securities	9,920	9,920
Property and equipment, net of accumulated depreciation of $70,288 and $54,988, respectively	454,761	470,061
Prepaid expenses	250,000	228,760
Right of use asset	9,000	39,000
Intangible - website domains	16,250	16,250
Total assets	$1,765,193	$1,928,527

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$692,097	$420,482
Customer deposit	77,842	36,705
Accrued expenses	102,641	121,876
Accrued expenses, Rayne Forecast Inc.	141,883	141,883
Accrued interest	968,084	463,378
Accrued interest, related party	391,816	327,484
Payroll and taxes payable, primarily related party	1,723,208	1,482,504
Lease Liability	9,000	39,000
Notes payable, net of discount of $27,757 and $-0-, respectively	719,731	280,738
Convertible notes payable, net of discount of $-0- and $622,134, respectively	5,865,811	3,348,599
Convertible note payable - related party	1,072,185	1,072,185
Derivative liability	1,765,249	5,649,412
Total current liabilities	13,529,547	13,384,246

Notes payable	238,253	198,253
Convertible note payable	175,000	-
Total liabilities	13,942,800	13,582,499

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 shares authorized, 1,824,000 and 7,296,000 issued and outstanding, respectively	183	730
Common stock, $0.0001 Par Value, 1,000,000,000 shares authorized, 462,813,324 and 404,908,141 issued and outstanding, respectively	46,281	40,491
Additional paid-in capital	25,391,536	21,010,497
Accumulated deficit	(37,615,607)	(32,705,690)
Total stockholders’ deficit	(12,177,607)	(11,653,972)
Total liabilities and stockholders’ deficit	$1,765,193	$1,928,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$120,801	$200,060	$416,094	$998,791
Cost of revenues	385,097	56,593	724,650	554,260
Inventory impairment	-	-	228,290	1,041,116
Gross profit	(264,296)	143,467	(536,846)	(596,585)

Operating expenses
Depreciation	5,100	5,067	15,300	15,251
Advertising and promotion	1,085,311	69,494	1,444,600	301,232
Payroll expenses	166,908	189,261	469,629	654,305
Professional fees	355,410	132,361	777,317	1,433,726
Research and development	3,637	4,932	7,021	9,196
General and administrative expenses	220,236	248,310	680,199	1,108,325
Total operating expenses	1,836,602	649,425	3,394,066	3,522,035

Loss from operations	(2,100,898)	(505,958)	(3,930,912)	(4,118,620)

Other (income) and expense
Change in fair value of derivative liability	(440,417)	639,115	(240,216)	1,495,631
Financing costs and discount amortization	517,303	261,991	1,271,727	1,244,966
Interest expenses	228,660	458,256	721,021	884,805
Default penalty	-	85,100	91,576	85,100
Gain from settlement of derivative liability	-	-	(865,103)	-
Loss on acquisition	-	315,766	-	448,266
Total other (income) expense	305,546	1,760,228	979,005	4,158,768

Net loss	$(2,406,444)	$(2,266,186)	$(4,909,917)	$(8,277,388)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	460,035,302	393,903,423	445,401,099	376,531,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2019	7,296,000	$730	358,489,928	$35,849	$17,627,463	$(23,542,361)	$(5,878,319)
Shares issued for employee compensation	-	-	263,158	26	24,974	-	25,000
Shares issued for debt settlement	-	-	1,733,923	173	260,183	-	260,356
Shares issued for financing	-	-	1,563,846	156	193,177	-	193,333
Net loss	-	-	-	-	-	(1,746,722)	(1,746,722)
Balances at December 31, 2019	7,296,000	730	362,050,855	36,204	18,105,797	(25,289,083)	(7,146,352)
Shares issued for private placements	-	-	7,666,666	767	309,233	-	310,000
Shares issued for services	-	-	8,300,331	830	773,524	-	774,354
Shares issued for employee compensation	-	-	314,030	31	34,006	-	34,037
Shares issued for debt settlement	-	-	10,242,722	1,024	770,881	-	771,905
Shares issued for financing	-	-	800,000	80	64,304	-	64,384
Shares issued for acquisition	-	-	500,000	50	42,450	-	42,500
Net loss	-	-	-	-	-	(4,264,480)	(4,264,480)
Balances at March 31, 2020	7,296,000	730	389,874,604	38,986	20,100,195	(29,553,563)	(9,413,652)
Shares issued for private placements	-	-	500,000	50	309,233	-	309,283
Shares issued for services	-	-	283,537	28	34,533	-	34,561
Shares issued for debt settlement	-	-	-	-		-	-
Shares issued for financing	-	-	-	-		-	-
Shares issued for default penalty	-	-	1,000,000	100		-	100
Shares issued for acquisition	-	-	4,000,000	400	324,400	-	324,800
Net loss	-	-	-	-	-	(2,266,186)	(2,266,186)
Balances at June 30, 2020	7,296,000	$730	395,658,141	$39,564	$20,768,361	$(31,819,749)	$(11,011,094)

Balances at September 30, 2020	7,296,000	$730	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	4,323,695	432	202,568	-	203,000
Shares issued for services	-	-	500,000	50	25,810	-	25,860
Shares issued for debt settlement	-	-	26,371,210	2,637	756,048	-	758,685
Settlement of derivative liability	-	-	-	-	1,420,444	-	1,420,444
Shares issued for settlement of preferred stock	(5,472,000)	(547)	9,000,000	900	(353)	-	-
Net loss	-	-	-	-	-	(1,090,227)	(1,090,227)
Balances at December 31, 2020	1,824,000	183	445,103,046	44,510	23,415,014	(33,795,917)	(10,336,210)
Shares issued for private placements	-	-	312,500	31	24,969	-	25,000
Shares issued for financing	-	-	12,000,000	1,200	1,357,200	-	1,358,400
Net loss	-	-	-	-	-	(1,413,246)	(1,413,246)
Balances at March 31, 2021	1,824,000	183	457,415,546	45,741	24,797,183	(35,209,163)	(10,366,056)
Shares issued for services	-	-	977,778	98	117,235	-	117,333
Shares issued for financing	-	-	4,420,000	442	477,118	-	477,560
Net loss	-	-	-	-	-	(2,406,444)	(2,406,444)
Balances at June 30, 2021	1,824,000	$183	462,813,324	$46,281	$25,391,536	$(37,615,607)	$(12,177,607)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	June 30,
	2021	2020
Operating activities
Net loss	$(4,909,917)	$(8,277,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	143,193	867,953
Shares issued for financing costs	477,560	-
Depreciation and amortization	15,300	15,452
Amortization of debt discount	662,477	1,212,115
Change in fair value of derivative liability	(240,216)	1,495,631
Gain from settlement of derivative liability	(865,103)	-
Loss on acquisitions	-	448,266
Impairment expense	228,290	(61,187)
Bad debt expense	-	37,046
Financing costs	131,690	284,490
Default penalty	91,576	85,100
Changes in operating assets and liabilities:
Accounts receivable	(37,152)	(128,444)
Inventory	(44,424)	125,697
Prepaid expenses	(11,271)	949,282
Accounts payable	271,615	30,901
Customer deposit	41,137	(28,030)
Accrued expenses	(19,235)	-
Accrued expenses, Rayne Forecast Inc.	-	15,141
Accrued interest	615,369	221,529
Accrued interest, related party	64,332	64,330
Payroll and taxes payable, primarily related party	240,704	245,721
Net cash used in operating activities	(3,144,075)	(2,396,395)

Investing activities
Acquisition of website domain and digital intangibles	-	(100,000)
Purchase of property and equipment	-	-
Net cash used in investing activities	-	(100,000)

Financing activities
Proceeds from sale of common stock	228,000	335,000
Proceeds from convertible notes payable	1,614,234	-
Proceeds from notes payable	1,340,000	2,360,888
Repayment of convertible note payable	-	(200,000)
Repayment of note payable	(20,750)	-
Net cash provided by financing activities	3,161,484	2,495,888

Net increase in cash	$17,409	$(507)
Cash, beginning of period	4,650	36,363
Cash, end of period	$22,059	$35,856

Cash paid for income taxes	$-	$-
Cash paid for interest	$41,320	$347,297

Supplemental schedule of non-cash investing and financing activities
Convertible notes and interest converted to common stock	$758,685	$425,018
Derivative liability settled through conversion of convertible notes	$1,420,444	$607,744
Debt discount at origination	$68,100	$1,491,724
Amortization of right-of-use asset and lease liability	$30,000	$-
Notes and interest payable settled through issuance of convertible notes	$1,057,976	$-
Notes payable that became convertible	$-	$1,450,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of State of Nevada on September 5, 1997, as Micron Solutions. From 2002-2005, the Company operated as Panamed Corporation, a biotech service and licensing company. Panamed Corporation merged with Visual Board Books Inc. (VBB) in February 2005 and changed the consolidated company name to Endexx Corporation (the “Company”).

Our primary business is the manufacturing and sale of hemp products for personal use and pets. The Company has the following wholly owned subsidiaries:

●	Global Solaris Group, LLC
●	Greenleaf Consulting LLC
●	Cann Can LLC
●	Together One Step Closer, LLC
●	PhytoLabs LLC
●	Go Green Global Enterprises, Inc.
●	CBD Health Solutions
●	Kush, Inc.
●	CBD Life Brands, Inc.
●	Retail Pro Associates
●	CBD Unlimited, Inc.
●	Dispense Labs LLC
●	Khode, LLC (70% owner)

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

As of June 30, 2021, we have a working capital deficit of $12,504,285 and an accumulated deficit of $37,615,607. During the nine months ended June 30, 2021, we had a net loss of $4,909,917 and cash used in operating activities of $3,144,075. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2021 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2021 and September 30, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation.

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

At June 30, 2021 and September 30, 2020, we recorded $78,530 for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of June 30, 2021 and September 30, 2020, the Company had $260,831 and $249,560, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of June 30, 2021, none of the barter credits have been used and have been recorded as non-current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the nine months ended June 30, 2021, the Company recorded no impairment losses related to barter credits and no barter credits were used.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the nine months ended June 30, 2021 and 2020, we recorded no impairment charges related to other intangible assets.

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

The following table presents the Company’s revenues disaggregated by type:

	For the three months ended June 30,
	2021	2020
Wholesale	$57,307	$111,356
Retail	63,494	88,704
Total	$120,801	$200,060

	For the nine months ended June 30,
	2021	2020
Wholesale	$250,187	$555,940
Retail	165,907	442,851
Total	$416,094	$998,791

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the nine months ended June 30, 2021 and 2020, except as disclosed.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of June 30, 2021 and September 30, 2020:

June 30, 2021

	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	1,765,249	1,765,249
	$9,920	$-	$1,765,249	$1,775,169

September 30, 2020

	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	5,649,412	5,649,412
	$9,920	$-	$5,649,412	$5,659,332

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2020	$5,649,412
Conversions of debt to equity	(1,420,444)
Change in fair value of the liability	(240,216)
Settlement of derivative liability	(2,223,503)
Balance at June 30, 2021	$1,765,249

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

At June 30, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.1060; a risk-free interest rate of 0.05%, and expected volatility of the Company’s common stock of 143%, various estimated exercise prices, and terms under one year.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $7,021 and $9,196 for the nine months ended June 30, 2021 and 2020, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $1,444,600 and $301,232 for the nine months ended June 30, 2021 and 2020, respectively. Of the advertising expense for the period ended June 30, 2021, $750,000 was attributable to the October 2020 endorsement contract detailed in Note 8.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of June 30, 2021, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2021 and September 30, 2020, as follows.

	June 30, 2021	September 30, 2020
Warrants	20,750,000	20,750,000
Convertible debt	152,419,227	107,595,952
Total	173,169,227	128,345,952

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Standards

During the nine months ended June 30, 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY

The Company’s inventory consisted of the following at the respective balance sheet dates:

	June 30, 2021	September 30, 2020
Raw materials and packaging components	$361,695	$394,306
Finished goods	646,057	569,020
Consigned goods	641,780	641,780
Apparel	100,542	100,544
Less obsolescence allowance	(824,295)	(596,005)
	$925,779	$1,109,645

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT, & EQUIPMENT

The Company’s property, plant, and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2021	September 30, 2020
Land	$114,200	$114,200
Building	305,800	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	525,049	525,049
Less accumulated depreciation	(70,288)	(54,988)
Property, plant, and equipment, net	$454,761	$470,061

Depreciation and amortization expense was $15,300 and $15,251 for the nine months ended June 30, 2021 and 2020, respectively.

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

On May 29, 2021, the Company entered into a promissory note with Noteholder J for $420,000. The note matures November 29, 2021, and bears interest at 10%. The note includes an original issuance discount of $33,600 which is being amortized over the term of the note.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible note payable – related party:

During 2016, Todd Davis, President and Chief Executive Officer converted accrued salary and accrued payroll taxes for a total of into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note is convertible in shares of our common stock at a rate of $0.026 per share. As of June 30, 2021 and September 30, 2020, there is an outstanding principal balance of $1,072,185 and outstanding accrued interest on this note of $391,816 and $327,484, respectively (see Note 9).

Convertible notes payable:

On November 4, 2020, the Company entered into a promissory note agreement with Noteholder H for $100,000. The note matures May 4, 2021 and bears interest at 15% that is payable in shares of restricted common stock at $0.059 per share.

On November 30, 2020, the Company entered into a convertible promissory note with Noteholder D for $175,000. The note matures two years later, on November 30, 2022 and bears interest at 10%. The note is convertible six months from issuance at 60% of the average of the three (3) lowest closing prices (as defined below in the agreement) for the common stock during the ten (10) trading day period preceding the conversion date.

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

On April 2, 2021, the Company issued a 12% senior secured convertible promissory note to Noteholder A for a principal amount of $440,000. The note matures April 1, 2022 but may be extended an additional 12 months. The note becomes convertible six months after issuance at $0.054 per share.

On May 10, 2021, the Company issued a 12% senior secured convertible promissory note to Noteholder I for a principal amount of $250,000. The note matures May 10, 2022. The note is convertible into shares of the Company’s common stock at $0.08 per share.

The terms and balances of the variable convertible notes outstanding as of June 30, 2021 and September 30, 2020 are summarized below. Each of these notes may be converted at the option of the holder at a 50%-40% discount to common stock price. These notes include certain provisions including that the Company shall maintain in reserve the amount of the shares issuable for the amount of the principal and interest accrued and payable.

At June 30, 2021, the Company’s convertible notes payable and related debt discount and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

						Net amount	Corresponding
					Debt	of liabilities	derivative
Noteholder	Origination	Maturity	Interest	Balance	Discount	presented	balance
Noteholder A	02/12/19	02/11/20	8.0%	$388,889	$-	$388,889	$445,153
Noteholder A	03/15/19	03/14/20	8.0%	222,222	-	222,222	254,373
Noteholder A	04/05/19	04/04/20	8.0%	388,889	-	388,889	445,153
Noteholder A	08/05/19	08/05/20	12.0%	111,111	-	111,111	127,186
Noteholder D	12/03/18	12/04/19	9.0%	163,700	-	163,700	143,562

				$1,274,811	$-	$1,274,811	$1,415,427

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, the Company’s convertible notes payable and related debt discount and derivative liability are summarized as follows:

						Net amount	Corresponding
					Debt	of liabilities	derivative
Noteholder	Origination	Maturity	Interest	Balance	Discount	presented	balance
Noteholder A	01/30/19	01/30/21	10.0%	$437,222	$(73,070)	$364,152	$1,190,002
Noteholder A	02/12/19	02/11/20	8.0%	388,889	-	388,889	647,591
Noteholder A	03/15/19	03/14/20	8.0%	222,222	-	222,222	370,051
Noteholder A	04/05/19	04/04/20	8.0%	388,889	-	388,889	647,591
Noteholder A	08/05/19	08/05/20	12.0%	111,111	(37,037)	74,074	185,026
Noteholder B	12/03/18	12/04/19	9.0%	262,500	-	262,500	232,108
Noteholder C	Various – see above		24.0%	2,001,000	(512,027)	1,488,973	1,862,542
Noteholder D	07/11/19	01/11/20	14.0%	158,900	-	158,900	151,491

				$3,970,733	$(622,134)	$3,348,599	$5,286,402

The Company’s future maturities of all notes payable are as follows:

For the fiscal year ending
September 30,	Amount
2022	$7,685,484
2022	262,145
2023	3,159
2024	3,280
2025	3,405
Thereafter	141,264
$8,098,737

Accrued Interest:

At June 30, 2021 and September 30, 2020, accrued interest on all notes and convertible notes amounted to $1,359,900 and $790,862, respectively. Interest expense for the nine months ended June 30, 2021 and 2020 totaled $721,021 and $426,549, respectively. The derivative liability associated with accrued interest for the convertible notes with discounted conversion terms totaled $349,822 and $363,010 at June 30, 2021 and September 30, 2020, respectively.

NOTE 6 – PAYROLL AND PAYROLL TAXES PAYABLE

As of the periods shown below, payroll and taxes payable included:

	June 30, 2021	September 30, 2020
Accrued payroll - Officer	$1,032,000	$915,000
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	563,103	439,399
	$1,723,208	$1,482,504

In 2005, the Company entered into an employment agreement with our President with the provisions for a $156,000 per year salary. For the nine months ended June 30, 2021 and 2020, his full salary was accrued.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively. As of September 30, 2020, 404,908,141 shares of common stock and 7,296,000 shares of preferred stock were issued and outstanding. All common stock shares have equal voting rights, are non-assessable and have one vote per share. At September 30, 2020, there were four preferred stockholders, who had rights to a series of preferred stock with super voting rights in the ratio of 25-votes-to-1 share held. During the three months ended December 31, 2020, three of the preferred stockholders exchanged their rights to an aggregate of 5,472,000 shares of such preferred stock for an aggregate of 9,000,000 shares of common stock.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuances pursuant to private placements

During the nine months ended June 30, 2021, we issued shares of our restricted common stock under private placement agreements for proceeds received as follows:

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

On February 3, 2021, the Company issued 977,778 shares of common stock valued at $117,333 in connection with a services agreement.

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

On May 10, 2021, 4,000,000 shares of common stock were issued to Noteholder I as an enticement to enter into a note payable agreement detailed in Note 5. The shares had a fair value of $419,600 and were recorded as financing costs.

On May 29, 2021, 420,000 shares of common stock were issued to Noteholder J as an enticement to enter into a convertible note payable agreement detailed in Note 5. The shares had a fair value of $57,960 and were recorded as financing costs.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding

A summary of the status of the Company’s warrant grants as of June 30, 2021 and the changes during the nine months then ended is presented below:

		Weighted-Average	Weighted-Average Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, September 30, 2020	20,750,000	$0.12	2.4 years
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2021	20,750,000	$0.12	1.6 years

Warrants exercisable at June 30, 2021	20,750,000	$0.12	1.6 years

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

On October 1, 2020, the Company entered into an LLC operating agreement for the formation of Khode, LLC. Pursuant to the operating agreement, the Company owns 70% of Khode, LLC.

On October 1, 2020, the Company entered into a one-year agreement for strategic, creative, and operational support for marketing. Pursuant to this agreement, $1,235,000 is to be paid by September 1, 2021.

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments totaling $5,000,000 by July 1, 2025. On October 16, 2020 and April 5, 2021, the Company paid $500,000 and $250,000, respectively, under this contract for services received during the period ended June 30, 2021.

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expires after 36 months in October 2021 and requires monthly lease payments of $3,250 which escalate 3% per year. During the nine months ended June 30, 2021 and 2020, we incurred approximately $30,000, respectively, in rental expense associated with this lease. Future minimum rental payments under the lease for year ending September 30, 2021 are approximately $30,750.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

Todd Davis, CEO and CFO, Employment Agreement

On October 1, 2016, Todd Davis, President and Chief Executive Officer, converted accrued salary and accrued payroll taxes for a total of $1,157,500 into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note is convertible into shares of our common stock at a rate of $0.026 per share. As of June 30, 2021 and September 30, 2020, there is an outstanding principal balance of $1,072,185 and outstanding accrued interest on this note of $391,816 and $327,484, respectively.

The Company’s accrued officer compensation as of June 30, 2021 and September 30, 2020, which substantially consists of amounts owed pursuant to the employment agreement which weren’t converted into the above note, are disclosed in Note 6.

Rayne Forecast Inc. Consulting Agreement

Rayne Forecast, Inc. (RFI), an entity owned by the CEO, is a party with the Company to a Consulting Agreement, pursuant to which the CEO, through RFI, provides certain services to the Company in connection with his role as the Company’s CEO and is compensated, through RFI, for certain services rendered to the Company. Pursuant to the terms of the Consulting Agreement, as amended, the Company shall pay to the CEO a minimum fee of $50,000 up to a maximum fee of $500,000 for the CEO’s reasonable services in any merger or acquisition involving the Company. The agreement provides that any such fees are not “finder’s fees” and are not to be calculated on the basis of any percentage of the amount of any financing or the deemed monetary value of any merger or acquisition transaction. The fees may be paid in Company stock or cash depending, among other items, on the cash availability of the Company. As of June 30, 2021 and September 30, 2020, $141,883 payable to RFI for the CEO’s reasonable services (as defined in the Consulting Agreement) is included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 10 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During the nine months ended June 30, 2021, the Company had no significant customer or accounts receivable concentrations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Registration Statement on Form 10 (the “Form 10”).

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

Results of Operations

Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020:

Revenues

Revenues for the three months ended June 30, 2021 were $121,000, as compared to $200,000 for the three months ended June 30, 2020, a decrease of $79,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit (loss) for the three months ended June 30, 2021, was $(264,000), as compared to $143,000 for the three months ended June 30, 2020. The $408,000 decrease in gross loss is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the three months ended June 30, 2021, was (219)%, as compared to 72% for the three months ended June 30, 2020. This change in gross margin loss resulted from significant cost increases in an amount greater than the gross revenues for the three months ended June 30, 2021. We believe that, subject to factors outside of our control, gross margins of approximately 25%-50% are more likely to be the norm.

Operating Expenses

Operating expenses for the three months ended June 30, 2021, were $1,837,000, as compared to $649,000 for the three months ended June 30, 2020. This increase in operating expenses can be attributed primarily to marketing expenses incurred in the three months ended June 30, 2021.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities, along with increased research and development expenses to ensure that products nearing commercialization are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended June 30, 2021, was $2,101,000, as compared to a loss from operations of $506,000 for the three months ended June 30, 2020, an increase in net loss from operations of $1,595,000. The increase in loss from operations for the three months ended June 30, 2021, was as a result of (i) an increase in advertising and promotion of our products, (ii) a reduction in gross revenues, and (iii) an increase in professional fees. Total net loss for the three months ended June 30, 2021, was $2,406,000, as compared to a total net loss of $2,266,000 for the three months ended June 30, 2020, an increase in total net loss of $140,000. The increase in net loss for the three months ended June 30, 2021 was as a result of (i) the reasons for the increase in our loss from operations, (ii) non-cash gains and losses related to the derivative liability and (iii) the changes in financing costs and discount amortization, interest expenses and penalties from the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Nine Months Ended June 30, 2021, Compared to the Nine Months Ended June 30, 2020:

Revenues

Revenues for the nine months ended June 30, 2021 were $416,000, as compared to $999,000 for the nine months ended June 30, 2020, a decrease of $583,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit (loss) for the nine months ended June 30, 2021, was $(537,000), as compared to $(597,000) for the nine months ended June 30, 2020. The $60,000 decrease in gross (loss) is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic, offset by an inventory impairment of $1,041,000 during the nine months ended June 30, 2020. Gross profit margin for the nine months ended June 30, 2021, was (129)%, as compared to (60)% for the nine months ended June 30, 2020. This change in gross margin loss resulted from a significant inventory impairment in an amount greater than the gross or net revenues for the nine months ended June 30. We do not believe that such a large gross margin loss will be sustained; rather, we believe that, subject to factors outside of our control, gross margins of approximately 25%-50% are more likely to be the norm.

Operating Expenses

Operating expenses for the nine months ended June 30, 2021, were $3,394,000, as compared to $3,522,000 for the nine months ended June 30, 2020. This decrease in operating expenses can be attributed primarily to professional fees incurred in the nine months ended June 30, 2020.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities, along with increased research and development expenses to ensure that products nearing commercialization are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the nine months ended June 30, 2021, was $3,931,000, as compared to a loss from operations of $4,119,000 for the nine months ended June 30, 2020, a decrease in net loss from operations of $188,000. The decrease in loss from operations for the nine months ended June 30, 2021, was as a result of (i) an increase in advertising and promotion of our products, (ii) a reduction in gross revenues, enhanced by an increase in inventory impairment greater than the aggregate revenues for the period ended June 30, 2020, and (iii) a decrease in general and administrative expenses and professional fees. Total net loss for the nine months ended June 30, 2021 was $4,910,000, as compared to a total net loss of $8,277,000 for the nine months ended June 30, 2020, a decrease in total net loss of $3,367,000. The decrease in net loss for the nine months ended June 30, 2021, was as a result of (i) the reasons for the decrease in our loss from operations, (ii) non-cash gains and losses related to the derivative liability and (iii) an overall decrease in financing costs and discount amortization, interest expenses and penalties from the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of June 30, 2021, we had a stockholders’ deficit of $12,178,000, a working capital deficit of $12,504,000, and incurred a net loss of $4,910,000 for the nine months ended June 30, 2021. Additionally, our operations utilized $3,144,075,000 in cash during the nine months ended June 30, 2021, while we received $3,161,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of June 30, 2021 and September 30, 2020, we had cash of approximately $22,000 and $5,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the nine months ended June 30, 2021, our cash used in operating activities amounted to an outflow of $3,144,000, compared to cash used during the nine months ended June 30, 2020, of $2,396,000. The increase in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, accounts payable and accrued interest on notes payable.

Cash Flows – Investing Activities

Net cash used in investing activities in the nine months ended June 30, 2021, was $-0-, compared to net cash used in investing activities in the nine months ended June 30, 2020, of $100,000. During the nine months ended June 30, 2020, we purchased website domain and digital intangibles.

Cash Flows – Financing Activities

For the nine months ended June 30, 2021, our cash provided by financing activities amounted to $3,161,000, which includes $228,000 in proceeds received from the issuances of our Common Stock, $1,614,000 in proceeds from the issuance of convertible notes, and $1,340,000 in proceeds from the issuance of notes payable, net of repayments of $21,000. Our cash provided by financing activities for the nine months ended June 30, 2020 amounted to $2,496,000, which includes $335,000 in proceeds received from the issuances of our Common Stock, $2,361,000 in proceeds from the issuance of notes payable and $200,000 in repayments of convertible notes payable.

Off Balance Sheet Arrangements

As of June 30, 2021, and September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc and the Registrant dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, Dated January 1, 2021

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

10.1**	Stock Purchase Agreement by and among Kush Inc and the Registrant, dated February 1, 2020

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 $386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1**	List of Subsidiaries

31.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202

32.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	XBRL Instance Document

Ex. 101.SCH	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*- Filed Herewith.

** - Filed as exhibits with equivalent exhibit numbers to our Registration Statement on Form 10, filed with the Commission on March 4, 2021, each of which is incorporated herein by reference thereto.

^ - Filed as exhibits with equivalent exhibit numbers to our Pre-Effective Amendment No. 1 to our Registration Statement on Form 10, filed with the Commission on April 8, 2021, each of which is incorporated herein by reference thereto.

# - Filed as exhibits with equivalent exhibit numbers to our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2021, filed with the Commission on May 24, 2021, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endexx Corporation

Dated:	August 16, 2021	/s/ Todd Davis
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

