Form 10-K
period 2021-09-30
Endexx Corp
filed 2022-03-31
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30233

Endexx Corporation

(Exact name of registrant as specified in its charter)

Nevada	30-0353162
(State of jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

38246 North Hazelwood Circle, Cave Creek, AZ	85331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 595-6900

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
None	EDXC	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock with a par value of $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s Pink® Open Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.0399.

As of March 25, 2022, there were 484,292,585 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report on Form 10-K (“Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

PART I

Item 1. Business.

Overview

We develop hemp-derived, cannabidiol-based products, each formulated to address key segments of the health and wellness market. Through our subsidiaries and strategic partnerships, we sell high-end, full-spectrum oils, extracts, topicals, and pet products, all with the shared purpose of supporting the potential of relief of pain and inflammation for humans and pets through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. Our products are built upon three key fundamentals: targeted-delivery, controlled-dosing, and dual-therapy applications. Our products have been formulated with input from nutrition experts, cosmetic specialists, and Doctors of Podiatric Medicine; use American-sourced hemp-derived materials; and use the highest quality natural ingredients. Each product undergoes rigorous quality control checks to ensure that the final product is of the highest possible quality and is tested and verified by independent laboratories. (See, “Government Regulation.”) We continue to invest in research and development in order to develop new products and delivery methods. We plan to scale our production to meet growing consumer demand by entering into new joint ventures and securing commitments from large retailers with national presence.

In addition to our consumer products, our Gorilla-Tek division offers a state-of-the art automated dispensing system providing a secure method of distributing hemp-based products. The proprietary system enables retailers to increase sales channels without opening a physical storefront location. Complementing our retail products and Gorilla-Tek divisions, we also own and operate a number of wholly-owned subsidiaries that offer technology and consulting solutions to the hemp and hemp-derived product industry, including an easy to use “Seed-to-Shelf” compliance and inventory tracking and process management system for regulated products in a front of counter pharmacy support platform.

We are led by a management team and advisory group that has decades of experience in the pharmacy, medical, hemp-derived products, nutraceutical, and health supplement industries. Our strategic partnerships include leading regulated hemp farms, manufacturers, marketers, and retailers with national presence, all supporting the development and sale of our hemp-derived products. We are based in Cave Creek, Arizona.

Historical Overview

The Company was incorporated in the State of Nevada on September 5, 1997 as Micron Solutions, Inc. (“Micron Solutions”), in order to complete a merger with Shillelagh Ventures Chartered, a Utah corporation (“Shillelagh”). In November 1997, Shillelagh merged with and into Micron Solutions, with Micron Solutions as the surviving entity.

In 2002, Micron Solutions entered into an Exchange Agreement (the “Exchange Agreement”) with PanaMed, Inc., a California corporation, formerly known as PanaMed Africa, Inc., and all of its shareholders, pursuant to which they transferred and assigned their common shares to Micron Solutions in exchange for an equal number of shares of common stock of Micron Solutions, thereby causing PanaMed, Inc. to become a wholly-owned subsidiary of Micron Solutions. In connection with the Exchange Agreement, Micron Solutions (i) changed its name to PanaMed Corporation (“PanaMed Corporation”), (ii) effected a 1-for-10 reverse stock split, such that every ten shares of PanaMed Corporation’s common stock became one share of its common stock, and (iii) amended its Articles of Incorporation similarly to decrease the number of its authorized shares of capital stock by the same ratio as the reverse stock split ratio. From 2002 to 2005, PanaMed Corporation operated as a biotech service and licensing company, investing capital into biotechnologies and conducting therapeutic treatment programs in the Ivory Coast, Africa.

In June 2005, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change our name to Endexx Corporation. At that time, we adopted our current trading symbol, “EDXC.” In September 2005, we acquired Visual Board Books, Inc. (“VBB”), a Software-as-a-Service (“SaaS”) developer, through a merger, whereby VBB merged with and into us, and we were the surviving entity. Subsequently, we operated as a diversified technology and SaaS and compliance and tracking systems company until we shifted our focus to the hemp-derived product industry in August 2014. In October 2018, we changed our name to CBD Unlimited, Inc., and in May 2020, we changed our name back to Endexx Corporation, with CBD Unlimited, Inc., becoming our wholly-owned subsidiary. On January 25, 2021, we filed our Amended and Restated Articles of Incorporation.

Operating Subsidiaries

We currently have two primary operating subsidiaries:

Go Green Global Enterprises, Inc.

We acquired Go Green Global Enterprises, Inc., a Nevada corporation (“Go Green Global”), pursuant to a Common Stock Share Exchange Agreement (the “GG Share Exchange Agreement”), dated May 1, 2018, with Go Green Global, as subsequently amended by the First Amended Common Stock Share Exchange Agreement, dated July 10, 2018 (the “Amendment”; and, together with the GG Share Exchange Agreement, the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, we issued 10,000,000 restricted shares of our Common Stock to the two former equity owners of Go Green Global in exchange for 20,000,000 restricted shares of Go Green Global’s common stock, which constituted all of its post-closing issued and outstanding shares of common stock, and resulted in Go Green Global becoming our wholly-owned subsidiary. The GG Share Exchange Agreement was the first step in our proposed entry into the Jamaican cannabis market.

In June 2018, Go Green Global entered into an Agreement for the Assignment and Assumption of Contracts, Intellectual Property, Trade Secrets, and Business Opportunities (the “Go Green Global and Jamaica Assignment”) with Go Green Global Enterprises Limited, a Jamaican corporation (“Go Green Jamaica”), in furtherance of Go Green Global’s business strategy to commence operations in Jamaica. As a result of the Go Green Global and Jamaica Assignment, Go Green Global now owns 49% of the ordinary shares of Go Green Jamaica. The remaining 51% of the ordinary shares are held by Go Green Jamaica’s legacy equity owners (including one of its directors, Kent Gammon), each of whom is otherwise unaffiliated with the Company. Our Chief Executive Officer, Todd Davis, serves as one of the three directors of Go Green Jamaica and as its President.

Pursuant to the Go Green Global and Jamaica Assignment, Go Green Jamaica assigned to Go Green Global certain assets, including (i) two consulting agreements, (ii) a lease for approximately 1,200 square feet of retail space to be operated as a “retail herb house” to be located in Ocho Rios, Jamaica, now that a “Retailer Licence” has been obtained from the Cannabis Licensing Authority of Jamaica (the “Jamaica CLA”), (iii) a lease for approximately one acre to be used to grow cannabis once the relevant license for growing operations has been obtained from the Jamaica CLA, and (iv) license applications to grow, cultivate, process, package, and sell medical cannabis in Jamaica. As of June 17, 2021, Go Green Global has become licensed by the Jamaica CLA for retail sales and, prior to the date of this Annual Report on Form 10-K, the Jamaica CLA granted a provisional license for cultivation. We expect to commence retail operations on or about September 1, 2021. We expect that the cultivation license process will be completed in approximately six months, which will allow Go Green Jamaica then to commence its cultivation operations in Jamaica.

Together One Step Closer, LLC

We acquired Together One Step Closer, LLC, an Arizona limited liability company, doing business as Holistic Earth Remedies (“Holistic Earth Remedies”), pursuant to a Stock Purchase Agreement (the “Holistic SPA”), dated November 8, 2017, entered into between Holistic Earth Remedies and us. Pursuant to the Holistic SPA, we acquired all of the issued and outstanding equity interests in Holistic Earth Remedies and, in consideration thereof, we issued 1,000,000 restricted shares of our Common Stock to its then-sole member, who was otherwise unaffiliated with us. Holistic Earth Remedies specializes in the formulation, production, and sales of a full line of topical lotions, gels, salves, balms, and spray applications for the potential natural relief of pain, inflammation, stress, and mild skin irritation. Holistic Earth Remedies currently has limited operations. It distributes third-party manufactured hemp-derived products that are sold at select health spas, fitness centers and alternative medicine outlets.

Additionally, we recently completed three acquisitions in connection with our business plan:

Kush Inc.

On February 1, 2020, we entered into a Stock Purchase Agreement with Kush Inc. (aka Kushwear; “Kush”), pursuant to which agreement we acquired all of the issued and outstanding shares of capital stock of Kush. In consideration thereof, at the closing of the transaction, we issued 500,000 restricted shares of our Common Stock to Charles Mohr, the sole shareholder of Kush, and are obligated to issue up to an additional 500,000 restricted shares of our Common Stock upon meeting certain milestones. One hundred twenty-five thousand of such additional restricted shares of our Common Stock will be issued upon the occurrence of each of the following events: (i) Kush clients generating $150,000 in gross sales revenue, (ii) 3,000 points of distribution being established, (iii) a positive return on investment being established in the first year of the agreement (which event did not occur), and (iv) the achievement of 200,000 “likes or engagements” (in any combination) in social media. We purchased Kushwear for rebranding purposes to reach a younger demographic with our clothing line and hemp-derived products. As of the date of this Amended Registration Statement, the website has been completed, but we have not launched our sales activities.

CBD Life Brands, Inc.

On March 1, 2020, we entered into a term sheet with CBD Life Brands, Inc. (“CBDLB”), for the purchase of all of CBDLB’s digital and social assets, intellectual property, and formulas/recipes for its cannabidiol (“CBD”)-infused beverages for which we paid $100,000. In connection with this transaction, the key employees of CBDLB agreed to enter into standard three-year non-competition agreements for our benefit. We are still in the process of developing CBD-infused beverage formulations, and expect to launch new products in late-2021.

Khode, LLC

On October 1, 2020, we entered into an LLC Operating Agreement of Khode, LLC (“Khode”) and, in May of 2021, we entered into a Membership Interest Purchase Agreement that resulted in a minor adjustment to the holdings of the parties thereto. By virtue of that agreement, we now own 70.01% of the membership interests of Khode and, pursuant to the provisions of the Khode Operating Agreement, are required to make a capital contribution of $3,500,000. As of the date of this Annual Report on Form 10-K, we have made a partial capital contribution in the amount of approximately $1,500,000 and expect to raise the balance through limited, private sales of our debt and equity securities. We cannot provide any assurance that such financing will be available on terms acceptable to us, at times required by us, if at all. If we fail to make the entire capital contribution, we will be in breach of our obligations under the Khode Operating Agreement. In the event of such a breach, the 24.99% interest holder in Khode, a Florida corporation known as Serious Promotions, Inc., will have the right, exercisable by written notice given at any time on or before the date which is twenty Business Days following the occurrence of such event of default, to terminate the Endorsement Agreement (as described in the second paragraph, below), with Khode having a ten-month sell-off period with respect to all Branded Products (as defined in the Khode Operating Agreement) then manufactured but not yet sold.

Effective January 22, 2021, we entered into a Percentage Payment Agreement with a third party that is not otherwise affiliated with Khode, pursuant to which we are obligated to pay to that third party an amount equivalent to 2.1% of all cash received by Khode from its net sales of certain products during the term of that Percentage Payment Agreement, which will terminate when Khode has been dissolved. As of the date of this Amended Registration Statement, Khode has not generated any revenues and we cannot provide any assurance that it will generate any revenues.

During October 2020, Khode entered into a five-year Endorsement and License Agreement with Serious Promotions, Inc., a Florida corporation, f/s/o Khaled, professionally known as DJ Khaled, who is an American artist, record executive and producer, and media personality. Pursuant to that agreement, Khode is to create a custom line of hemp-derived-infused oils, creams, and other beauty products under DJ Khode’s brand and he is to promote the products through personal appearances, the use of social media platforms, participation in presentation videos, video, and audio “drops,” and media quotes. In connection with DJ Khaled’s services, Khode is obligated to make quarterly payments totaling an aggregate of $5,000,000 by July 1, 2025, of which aggregate amount, as of the date of this Annual Report on Form 10-K, Khode has tendered $750,000 and expects to finance the balance of the quarterly payments through cash flow from operations of Khode. As of the date of this Annual Report on Form 10-K, Khode has not generated any positive cash flow from operations and we cannot provide any assurance that it will generate any cash flow from operations in the future in an amount sufficient to, among other things, make such quarterly payments.

Present and Future State of Operations

Among our subsidiaries, acquisitions, and partnerships, CBD Unlimited, Inc., Phytobites Inc., Holistic Earth Remedies, Go Green Global Enterprises, and our operating agreement with Khode, LLC are operational and in full effect. Over the coming months and years, we intend to: (i) launch Go Green Global’s retail operation in Jamaica; (ii) re-brand Kushwear’s line-up of sustainable clothing and hemp-derived products; and (iii) develop CBDLB’s formula of hemp-derived and infused beverages, and integrate them into our product offering.

Overview of the Hemp-Derived Product Industry

The Difference Between Hemp and Marijuana

Both marijuana and hemp come from the same species of plant called “Cannabis.” Hemp is a unique strain or species known as “Cannabis Sativa L,” which, by dry weight, contains less than 0.3% THC concentration. Cannabis Sativa L plants contain unique compounds called cannabinoids and terpenoids. CBD is one of approximately 66 cannabinoids found in the Cannabis Sativa L plant and shares many properties with cannabis (i.e., marijuana). Unlike CBD derived from marijuana, CBD derived from the aerial parts of the hemp plant contains less than three-tenths of one percent (0.3%) of THC, the component that causes the psychoactive side-effects commonly associated with marijuana. In general, hemp CBD-based products that have a THC concentration of less than 0.3% is generally considered “legal” in the United States, and yields a product that some consumers believe contains the observed medicinal benefits of traditional cannabis, without inducing its “high” in consumers. Notwithstanding the beliefs of many consumers, the FDA has not recognized any medical benefits derived from CBD. CBD is available in several forms, such as isolates, distillates, and oil extracts, including (i) hemp seed oil, which has no CBD, (ii) full-spectrum CBD, which contains phyto-cannabinoids, such as THC, CBN, THCA, CBC, and CBG in variable concentrations, and is considered the most natural form of CBD, and (iii) broad-spectrum CBD, which contains less-to-non-detectable THC than full-spectrum CBD.

Market Opportunity

We believe that, with recent regulatory changes, the hemp-derived product industry is poised for growth. Recent projections from BDS Analytics Inc. and Arcview Market Research project that the collective market for hemp-derived product sales is poised to exceed $20 billion in the United States by 2024. This forecast takes into account products sold through licensed dispensaries, pharmaceuticals, and in the general retail market.

Many believe this current and prospective growth is driven by education and shifting attitudes towards hemp-derived Products. According to a January 2019 Consumer Reports survey, an estimated 64 million Americans have tried CBD in the preceding 24 months. A June 2019 Harris Poll reported that 86% of the survey takers had some awareness of CBD and 56% of the survey takers indicated that they support using CBD as a potential replacement for traditional pain killers. The June 2019 Harris Poll also indicated that CBD users tend to be younger, with over 10% of Americans between the ages of 18 and 44 years old using CBD regularly. Overall, males are more likely to have tried CBD and are more likely to use it regularly: 10% of males responded that they used CBD on a regular basis, as compared to just 4% of female respondents.

Our Products

The hemp-derived product industry is still largely underserved against the demand for natural and nutritional supplements and topicals. With the industry poised for growth in the coming years, our established portfolio of products and industry solutions can serve multiple market segments. Our current products and service offerings consist of two groups: (i) consumer products and (ii) technology solutions.

Our Current Consumer Products

Our focus is on the development, manufacture, and distribution of nutritional supplements and delivery systems for healthy living for the nutraceutical consumer market in the form of hemp-based, non-psychoactive cannabinoids and terpenoid extracts that are infused into products. Our current products encompass hemp-derived oils, topicals, extracts, drinks, premium chocolates, and a newly launched premium blue line of hemp-derived health and beauty care products. Our Phyto-bites are hemp-derived soft chews for animal use that are formulated to promote health and potentially support an improved quality of life.

According to the National Institutes of Health, a “dietary supplement” is a product that is intended to supplement the diet. A dietary supplement contains one or more dietary ingredients (including vitamins, minerals, herbs or other botanicals, amino acids, and other substances) or their components; is intended to be taken by mouth as a pill, capsule, tablet, or liquid; and is identified on the front label of the product as being a dietary supplement. None of our products is a dietary supplement.

We have built a network of reliable suppliers of high-quality, hemp-derived products and provide pharmacy-grade delivery systems with consistent and precise dosages. The derived and finished products are tested at the point of origin and retested in the certified labs for contaminants, trace elements, potency, and purity. All products are developed and produced in ISO 9000 and GMP and OTC-certified facilities in collaboration with our distribution partners throughout the United States and established licensed medical hemp manufacturing and processing facilities.

We believe that our product line is establishing a new standard in quality, transparency, consistency, and accuracy. Using current extraction technologies and sustainable cultivation practices, our ultimate goal is to improve the safety, quality, and bioavailability of hemp-derived products to our customers. All of our products are sold on our e-commerce site, www.cbdunlimited.com, which seamlessly brings together our products, marketing content, and education into a single platform. The Premium Blue Line is marketed to the mass pharmacy, mass retail, and mass food markets.

Our existing consumer products include energy drinks, water products, tea bags, and K-Cup Pods and hemp-derived creams and mists.

Products Under Development and Implementation

Gorilla-Tek

We have developed and, subject to manufacturing, are implementing “Gorilla-Tek,” a secure automated inventory control and dispensing system developed for managing high value items. The technology has been re-engineered for the hemp-derived product and pharmacy industries and offers retailers a new venue for selling hemp-derived products in a safe and secure manner. The dispensing system is a kiosk that comes in multiple forms and is no larger than traditional vending machines. We also recently launched a propriety application as an “end cap” machine designed to service, educate, and advertise hemp-derived products as a self-contained full-service store within in a store.

Gorilla-Tek was acquired in connection with our acquisition of Dispense Labs LLC in 2013 and uses proprietary software that is specifically designed to secure and control compliant transactions and manage inventory. We believe this will significantly improve profitability, accountability, security, and customer satisfaction. Gorilla-Tek is specifically designed and configured to dispense hemp-derived products, regulated products, and prescription refills, while also managing the supply chain, providing up-to-the-minute accounting details, and protecting the security of the product, as well as the consumer and/or patient accessing the system.   Gorilla-Tek has been tested in high-risk one in each of three geographically dispersed locations: Santa Ana, California; Denver, Colorado; and Kingston, Jamaica in licensed dispensaries. Originally known as “Autospense,” Gorilla-Tek was rebranded to reflect automated retail and remote retail applications better, where additional security, age compliance, and tracking are required. The Gorilla-Tek machines were strategically positioned at high-traffic areas in order to promote easy access and significant use. Initial results were promising, as retailers saw increased sales, reduced theft of products, and stronger inventory control. Subsequent to completion of testing, one of the machines is currently located at the manufacturing facility in California, the second is located at a retail establishment in Kingston, Jamaica, and the third is located at the retail facility in Kingston, Jamaica that we will operate now that we have received our license for retail sales from the Jamaica CLA. We expect to release Gorilla-Tek to the broader market in late-2021 and 2022, where we intend to partner with national retailers interested in selling hemp-derived products.

Dudad

“Dudad” is an Acoustic Fingerprint Audio Ad Capture and advertising application platform. Development of the base operating system has been finalized. Additional investments will be required to commercialize the technology, and there can be no assurance that we will expend the resources necessary for commercialization, that we will have available resources, or that the technology can even be commercialized successfully. In order to commercialize Dudad, we will need to update the software app to current Python integration capabilities and then we will need to market it to the advertising industry. Python is an open-source programming language managed by the Python Software Foundation. WE believe that third-party programmers will be able to update the software for an expenditure of not more than $100,000. We do not currently know the economic extent of the marketing required for Dudad. When ready, as to which there can be no assurance, we expect to promote DuDad through advertisements in Advertising Age and other industry outlets.

Distribution Methods

All of our products are currently sold online through our e-commerce platform www.cbdunlimited.com, select distributors, specialty sales groups, and brick-and-mortar retailers.

We distribute our products throughout the United States, and now that the Cannabis Licensing Authority of Jamaica has granted Go Green Jamaica a “Retailer Licence,” we expect to commence the distribution of our products on a limited basis in Jamaica through Go Green Global and Go Green Jamaica commencing on or about September 1, 2021. Our product offerings to be sold in Jamaica through Go Green Global are expected to include medical cannabis products regulated by the Jamaica CLA, hemp-derived products, clothing, and other shop-related products. A portion of our sales comes through our e-commerce platform, and orders are fulfilled at our fulfillment center, which is located at our headquarters in Cave Creek, Arizona. Demand for our products is generally increasing and we are contemplating a transition of our distribution to a third-party fulfillment center.

In addition to our e-commerce website, several distributors carry our products and sell them into mass pharmacy, retail stores, food chains, convenience stores, gas station stores, and specialty shops. Our current retail strategy entails targeting accounts and regions throughout the United States where we believe our products, including our hemp-derived creams and mists, are most likely to succeed with retail shoppers. Our distribution and retail strategy aims to increase our brand exposure and drive follow-on purchases at retail locations that carry our products and through our e-commerce platform. We intend to utilize social media, print, radio, and digital marketing, as well as broad distribution agreements. We currently have distribution agreements with:

●	Southern Glazer’s Wine and Spirits, LLC: we entered into a 10-year (subject to successive automatic five-year renewals) Master Distribution Agreement, dated March 27, 2020, pursuant to which we appointed SGWS as our sole and exclusive distributor of certain of our products (as defined in the Agreement) to retail accounts that are licensed to sell alcoholic beverages in the territory (as defined in the Agreement), subject our rights to sell our products to end-users in the territory through electronic commerce.

●	Impulse Health LLC: we entered into a two-year (subject to successive automatic two-year renewals) Sales Representative Agreement, dated April 1, 2020, pursuant to which pursuant to which we appointed Impulse Health as our exclusive sales representative of certain of our products (as defined in the Agreement) to certain accounts (as defined in the Agreement).

●	Beauty Strategy Group, LLC: we entered into a 12-month (subject to extension mutually agreeable to the parties) Brand Consulting Agreement, dated April 21, pursuant to which we granted Beauty Strategy the right to act as our consultant and the authorization to solicit orders from Ulta and Sephora in accordance with our regular terms of sale and prices then in effect.

Effective on October 9, 2020, Khode entered into a Master Service Agreement with Impact Brokers, LLC, for a term that continues for the duration of the transactions contemplated by the Khode Operating Agreement. During the term of that agreement, Impact Brokers will provide to Khode strategic, creative, and operational support for those transactions.

The above summary description of each of the four agreements is not intended to be comprehensive. For a more complete understanding of each of the agreements, please see Exhibits 10.27, 10.28, 10.29, and 10.30 to this Annual Report on Form 10-K.

During our 2021 fiscal year, we did not have any significant customer concentrations; however, during our 2020 fiscal year, one of our customers accounted for 22% of our revenue.

Marketing

The key goal of our sales and marketing campaign is to provide broad exposure of our products and their demonstrated potential effectiveness to our target markets. We have adopted a multi-pronged approach to market our products and build brand awareness, encompassing digital, social, educational, and affiliate marketing:

●	Social Media Marketing: We are capitalizing on the reach of social media platforms, including Facebook, Instagram, and Twitter, to work with social media influencers to increase our brand awareness.

●

Digital Ads and Search Engine Optimization: We are developing personalized digital advertisements to target different consumer segments and explain the potential benefits of our products. Additionally, we intend to work with our partners and public relations team to optimize search engine results for our brand in the hemp-derived product category.

We expect that our future marketing campaign will include:

●	Affiliate Marketing: We are in the process of adopting an affiliate marketing campaign, where our sales teams and social media influencers will market and sell our products through their network of contacts and followers. We expect that our affiliate marketing campaign will offer commissions on sales and referrals that should enable the growth of our sales and brand awareness.

●	Television and Radio Content: We intend to make regular appearances on radio stations and news segments to discuss our Company and its brands, and the hemp-derived product industry as a whole.

Competition

The hemp-derived product industry is subject to significant competition and is comprised of thousands of businesses, ranging from growers, extractors, and manufacturers to distributors and retailers, and this number is expected to grow substantially in the coming years. We directly compete with small-to-mid-sized manufacturers with annual revenues between $2 million and $20 million. However, if we are successful in achieving our future growth targets, of which there can be no assurance, we would compete with much larger companies that generate annual revenues in excess of $50 million. Some of our key competitors include Alternate Health Corp., Charlotte’s Web Holdings, Inc., Cresco Labs, Inc., Curaleaf Holdings Inc., CV Sciences, Inc., Elixinol Global Ltd., Eviana Health Corp., KannaLife, Inc., Ovation Science Inc., and Zynerba Pharmaceuticals, Inc.

Competition against these brands is fierce, with each manufacturer offering a host of hemp-derived products directly competing with us. This can over-populate the market with indistinguishable products and brands, forcing customers to buy products with little information. With so many brands in the market, having a competitive differentiator is essential to attract customers. We believe our products are superior to those of many of our competitors because we have established formulations with controlled dosing and delivery systems, and have tested this platform within the healthcare industry with physicians, pharmacists, healthcare service providers, and veterinarians through clinical trials or other pharmacy collaborations. Additionally, we believe that providing good customer service to our customers, through transparency and education, will set us apart from our competitors. However, it is possible that one or more of our competitors could develop significant research or marketing advantages over us that allows them to provide superior products or pricing, respectively, which could put us at a competitive disadvantage.

Suppliers

We have a network of suppliers and third-party service providers, including state-certified hemp suppliers, manufacturers, and distributors. We source all of our hemp from certified American growers, and manufacture all of our products in CGMP, OTC, Cosmetic, and ISO-certified facilities. Additionally, all of our ingredients and finished goods are tested for purity and quality by ISO-certified third-party laboratories: Delta Verde Laboratories, DB Labs, LLC, and a division of Eurofins Scientific SE. We make available to our customers copies of the laboratories’ certificates of analysis, which disclose THC concentration, presence of metals, pesticides, or any other harmful contaminants. We continuously manage the risks associated with third-party suppliers and service providers by continuously evaluating our supply chain for any quality or manufacturing problems, and are continually identifying alternative solutions to any potential issues.

Our Customers

We are not dependent on any single customer for a significant portion of our sales. However, we have customers who purchase our products on a regular basis. We believe this loyalty is an essential factor that will help differentiate our brand and products from our competition. Our goal is to continue to build this loyalty from our customers by offering the highest quality products and best customer service in the hemp-derived product industry.

In addition to the customers who visit our e-commerce platform, we have strong relationships with wholesalers, distributors, and retailers. Our products are now in approximately 6,400 retail locations  .

Government Regulation

In 2014, Congress enacted Section 7606 of the Agriculture Act of 2014 (the “2014 Farm Bill”), which provides for the domestic cultivation of industrial hemp as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education. The 2014 Farm Bill provides for the domestic cultivation of industrial hemp in these pilot programs, notwithstanding other federal laws, such as the Controlled Substances Act (the “CSA”). The 2014 Farm Bill governed any current domestic production of industrial hemp.

The 2014 Farm Bill’s provisions require states that choose to adopt agricultural pilot programs to study the growth, cultivation, or marketing of industrial hemp to do so in a manner that (i) ensures that only institutions of higher education and state agriculture departments are used to grow or cultivate industrial hemp; (ii) requires that sites used for growing or cultivating industrial hemp be certified with, and registered by, the states; and (iii) authorizes state agriculture departments to regulate the pilot programs. Within those parameters, the 2014 Farm Bill gives significant discretion to states to determine whether to adopt an industrial hemp pilot program, and to adopt regulations governing industrial hemp (including marketing research involving products derived from industrial hemp) under those pilot programs. Many of the states that have adopted pilot programs have registered private companies to participate in the pilot program. We worked with farms and extraction facilities that were registered under Arizona’s agricultural pilot program.

Under the 2014 Farm Bill, any cannabis plant, plant part, or plant product that contains a higher concentration of THC than permitted in industrial hemp is considered a Schedule I substance under the CSA and is not protected by the 2014 Farm Bill. In addition, any industrial hemp plant, plant part, or plant product that is produced outside of a state agricultural pilot program may be considered unlawful but not a controlled substance.

In December 2018, the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law. Prior to its passage, hemp, a member of the cannabis family, and hemp-derived products were classified as Schedule I controlled substances, and so were considered illegal under the CSA. With the passage of the 2018 Farm Bill, hemp cultivation is broadly permitted outside of the state agricultural pilot programs. The 2018 Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Pursuant to the 2018 Farm Bill, state agriculture departments must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves the state’s plan. In states opting not to devise a hemp regulatory program, the USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act – both of which had federally-run systems for states opting not to set up their own systems. The USDA has deferred review and approval of state plans, establishing its umbrella plan for hemp production in states without approved plans, and issuing federal licenses to producers in such states until the agency promulgates final implementing regulations. Until such time as the USDA issues such final regulations, commercial hemp production under the 2018 Farm Bill cannot legally begin. However, research-related activities involving industrial hemp under the more-restrictive 2014 Farm Bill may continue. The USDA has expressed an intention to issue such final regulations in time for producers to cultivate hemp for commercial purposes during the 2020 growing season; however, the timing and content of the USDA’s final implementing regulations cannot be assured. Moreover, the 2018 Farm Bill permits states to establish additional restrictions on hemp production and hemp products than required under federal law, although states may not interfere with the interstate transportation of hemp or hemp products produced in compliance with the 2018 Farm Bill.

Even though the 2018 Farm Bill removed industrial hemp from the Schedule I list, the 2018 Farm Bill preserved the regulatory authority of the Food and Drug Administration (the “FDA”) over cannabis and cannabis-derived compounds used in food and pharmaceutical products pursuant to the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and Section 351 of the Public Health Service Act. The FDA has stated that it intends to treat products containing cannabis or cannabis-derived compounds as it treats any other FDA-regulated products. The FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce.

The FDA has also stated that it is unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Even though products containing cannabis and cannabis-derived compounds remain subject to the FDA’s regulatory authority, there are methods available for those companies who seek to lawfully introduce these products into interstate commerce. For example, a company can seek approval from the FDA to market a human or animal drug that is derived from cannabis with therapeutic claims. In June 2018, the FDA approved Epidiolex, which is a CBD-derived drug approved to treat epilepsy. The approval was based on adequate and well-controlled clinical studies, which gives prescribers confidence in the drug’s uniform strength and consistent delivery that support appropriate dosing needed for treating patients with epilepsy. The FDA’s position leaves a great deal of uncertainty in interpreting the legal standing of CBD – the 2018 Farm Bill legalizes the interstate commerce of hemp, but the FDA has made statements indicating its desire to regulate CBD products, which could significantly limit interstate commerce of CBD products.

Additionally, the Federal Trade Commission (“FTC”) regulates advertising of all products, including for FDA-regulated articles made from hemp and CBD derived from hemp.

Accumulated Deficit

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2021, we had an accumulated deficit of $39,513,844 and incurred a net loss of $2,503,473 for the year then ended. Additionally, as of September 30, 2020 we had an accumulated deficit of $32,705,690 and incurred a net loss of $9,163,329 for our 2020 fiscal year.

As a result, our auditors have issued a going concern paragraph in their Audit Report dated September 30, 2022. Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Intellectual Property

We do not hold, nor have we applied for, any patents. As of the date of this Annual Report on Form 10-K, we have one service mark for “Endexx.” Additionally, we have applied for several trademarks of our products’ names and logos, including “CBD Unlimited,” “Khode,” and “Phyto-Bites.” As of the date of this Annual Report on Form 10-K, the US Patent and Trademark Office (USPTO) has not approved any CBD-related trademarks, and, accordingly, our applications are still pending.

Research and Development

Our research and development expenses for the years ended September 30, 2021 and 2020 totaled $10,145 and $15,300, respectively, and relate to the development of our products. None of these costs was borne directly by our customers.

Employees

As of March 25, 2022, we have approximately ten   full-time employees. None of our employees is covered by any collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

Reports to Security Holders

We are not currently required to file periodic reports with the Commission, nor are we required to deliver an annual report to our stockholders. However, in compliance with OTC Markets Group Inc. (the “OTCM”) Alternative Reporting Standards, we file alternate annual and interim reports, all of which can be found on the disclosure tab of our company profile on the OTCM’s website at https://www.otcmarkets.com/stock/EDXC/disclosure.

Because our class of Common Stock is now registered pursuant to Section 12(g) of the Exchange Act, we are subject to the requirements of Section 13(a) thereunder, which will require us to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and are required to comply with all other obligations of the Exchange Act applicable to issuers pursuant to Section 12(g). Further, our directors and named executive officers and beneficial owners of five percent (5%) or more of our Common Stock will be subject to certain disclosure obligations under the Exchange Act.

You may read and copy this Annual Report on Form 10-K and any future reports we file with the Commission free of charge through the Commission’s website at www.sec.gov. You may obtain further information about us on our websites at https://endexx.com/ and www.cbdunlimited.com. We caution the reader that none of the information contained on such websites is incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K or in any other documents incorporated by reference into this Annual Report on Form 10-K, in light of your particular investment objectives and financial circumstances. Moreover, the risks so described are not the only risks we face. Additional risks not presently known to us or that we currently perceive as immaterial may ultimately prove more significant than expected and impair our business operations. Any of these risks could adversely affect our business, financial condition, results of operations, or prospects. The quoted price of the Common Stock could decline due to any of these risks and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history on which to judge our new business prospects and management. We commenced operations in the hemp-derived product industry in 2014 in the same year as the 2014 Farm Bill became law and four years prior to the passage of the 2018 Farm Bill. Accordingly, we have only a limited operating history upon which to have to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapid evolving markets. We cannot assure you that we will successfully address any of these risks.

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations. Our net losses were $9,163,000 for the year ended September 30, 2020 and $8,276,000 for the year ended September 30, 2019. As of September 30, 2020, we had a stockholders’ deficit of $11,654,000. The increase in net losses was the result of the sum of certain positive results in the 2020 fiscal year compared to the 2019 fiscal year (nominally increased revenues, enhanced by a $422,000 decrease in cost of revenues, a $378,000 decrease in inventory impairment, a $342,000 decrease in professional fees-related party, a $1,480,000 decrease in combined financing costs, interest expenses, and default penalties, and a $2,510,000 non-cash gain in fair value of derivative liability) offset by certain negative results between the years (a $200,000 increase in advertising and promotion expenses, a $100,000 increase in payroll expenses, a $70,000 increase in professional fees, a $255,000 increase in general and administrative expenses, and a net 428,000 loss on acquisition and unrealized loss on investments). We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our product line and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our Common Stock to decline, resulting in a significant or complete loss of your investment.

Our independent registered public accounting firm’s reports for the fiscal years ended September 30, 2021 and 2020 have raised substantial doubt as to our ability to continue as a “going concern.” Our independent registered public accounting firm indicated in its reports on our audited consolidated financial statements as of and for the years ended September 30, 2021 and 2020 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us. We have limited capital resources. To date, we have financed our operations through a mix of equity and debt investments by investors, and we expect to continue to do so in the foreseeable future. Our ability to continue our normal and planned operations, to grow our business, and to compete in our industry will depend on the availability of adequate capital.

We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new products or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and have had an adverse impact on consumer confidence and spending on certain products and services, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flow. As of the date of this Annual Report on Form 10-K, many of the governmental restrictions are in the process of being lessened or lifted, which actions we expect should have a positive impact on consumer confidence and spending and a related positive impact on our business and, thereafter, our financial condition and cash flow.

Our co-packers source raw materials used in our products from suppliers located in the United States. The impact of COVID-19 on these suppliers, or any of our other suppliers, distributors, and resellers, or transportation or logistics providers, has negatively affected the price (through increases) and the availability of our ingredients and/or packaging materials (through longer lead times) and has accordingly negatively impacted our supply chain. As these disruptions caused by COVID-19 have continued for an extended period of time, our ability to meet the demands of our consumers has been and may be further materially impacted. To date, we have not experienced any reduction in the available supply of our products. Additionally, many of our employees, including members of our management team, have been working remotely as a result of the closure of our offices and warehouses in compliance with local and state regulations in response to the COVID-19 pandemic. If our operations or productivity continue to be impacted by the COVID-19 outbreak and government-mandated closures, those occurrences will continue to impact our business, financial condition, and cash flow, all in a negative manner. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time. However, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will slowly abate, as the positivity rate in tests for COVID-19 continues to decrease along with the new infection and mortality rates and the number of people becoming vaccinated continues to increase.

Nevertheless, the extent of the effect of COVID-19 on our operational and financial performance will continue to depend on future developments of the outbreak, which remain uncertain and difficult to predict, considering the rapidly evolving landscape, including the spread of the new Delta variant of COVID-19. As a result, it is not currently possible to ascertain the short- and medium-term impact of COVID-19 on our business. However, as the pandemic has continued for a prolonged period, it has had a material adverse effect on our business, results of operations, financial condition, and cash flow and may have contributed to the volatility in the quoted price of our Common Stock on the OTCM.

The 2018 Farm Bill passed in December 2018, along with undeveloped shared state-federal regulations over hemp cultivation and production that may impact our business. The 2018 Farm Bill was signed into law on December 20, 2018. Pursuant to the terms of the 2018 Farm Bill, state agriculture departments must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves the state’s plan. In states opting not to devise a hemp regulatory program, the USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known as of the date of this Registration Statement and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

Laws and regulations affecting our industry to be developed under the 2018 Farm Bill are in development. As a result of the 2018 Farm Bill’s recent passage, there will be constant evolution of laws and regulations affecting the hemp industry could detrimentally affect our operations. Local, state, and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations, or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The possible FDA regulation of hemp and industrial hemp-derived products, and the possible registration of facilities where hemp is grown and hemp-derived products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition. The 2018 Farm Bill established that hemp containing less than 0.3% THC was no longer under the CSA. Previously, the FDA had not approved cannabis, industrial hemp, or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule I drugs. As of the date of this Annual Report on Form 10-K, we have not, and do not intend to file an investigational new drug (“IND”) application with the FDA, concerning any of our products that may contain cannabis, industrial hemp, or CBD derived from industrial hemp. Further, the FDA concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition of the FD&C Act. However, as a result of the passage of the 2018 Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to, the growth, cultivation, harvesting, and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp-derived CBD. In such event, our products could be subject to regulation. However, we do not know what impact would be on the hemp industry in general, and what costs, requirements, and possible prohibitions may be enforced in the future. If we are unable to comply with the conditions and possible costs of such regulations and/or registrations, we may be unable to continue to operate our business.

The FDA limits companies’ ability to discuss the medical benefits of hemp-derived products. Under FDA rules, it is illegal for companies to make “health claims” or any claim that a product has a specific medical benefit without first getting FDA approval for such claim. The FDA has not recognized any medical benefits resulting from the consumption of hemp-derived products, which means that no companies are legally permitted to advertise any health claims related to hemp-derived products. Because of the perception among many consumers that hemp-derived CBD is a health/medicinal product, our inability to make health claims about the hemp-derived materials in our products may limit our ability to market and sell the products to consumers, which would negatively impact our revenues and profits.

The FDA has recently called into question the legality of products containing hemp-derived ingredients sold as dietary supplements. In November 2019, the FDA issued warning letters to 15 companies for selling products that contain CBD in ways that violate the FD&C Act and stated therein that products containing CBD cannot be sold as dietary supplements. In a series of letters in 2016 and 2017, the FDA stated that, “based on available evidence, FDA has concluded that cannabidiol products are excluded from the dietary supplement definition (the “IND Preclusion”) under Section 201(ff)(3)(B)(ii) of the FD&C Act.” Under that provision, if a substance (such as CBD) has been authorized for investigation as a new drug for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, the products containing that substance are excluded from the Section 201(ff)(3)(B)(ii) definition of a dietary supplement. There is an exception to the IND Preclusion if the substance was “marketed as” a dietary supplement or as a conventional food before substantial clinical investigations were instituted pursuant to an authorization for investigation of a new drug and made public, as further discussed below; however, based on available evidence, the FDA concluded that this is not the case for cannabidiol, as it has not concluded that CBD is generally recognized as safe (GRAS) among qualified experts for its use in human or animal food. The FDA has not instituted any rulemaking procedures or provided an opportunity for public comment in arriving at its conclusion regarding CBD in dietary supplements.

The IND preclusion language from Section 201(ff) of the FD&C Act includes several requirements that must be met for a certain ingredient to be precluded from the definition of a dietary supplement. First, the ingredient must have been authorized by FDA for investigation as a new drug. Next, substantial clinical investigations must have been instituted. These substantial clinical investigations must also be made public. Lastly, all of the above must have occurred prior to the marketing of the ingredient as a dietary supplement or food. That is, all of these conditions must be met before the article can be precluded from the definition of a dietary supplement under Section 201(ff)(3)(B)(ii) of the FD&C Act.

According to the National Institutes of Health, a “dietary supplement” is a product that is intended to supplement the diet. A dietary supplement contains one or more dietary ingredients (including vitamins, minerals, herbs or other botanicals, amino acids, and other substances) or their components; is intended to be taken by mouth as a pill, capsule, tablet, or liquid; and is identified on the front label of the product as being a dietary supplement. None of our products is a dietary supplement.

We believe that CBD has been marketed as a dietary supplement prior to commencement and public notice of any substantial clinical investigations instituted on CBD, as the investigations that were publicized were not substantial and they were limited in number and preliminary in nature, thereby rendering the IND Preclusion inapplicable.

U.S. federal and foreign regulation and enforcement may adversely affect the implementation of cannabis laws and regulations and may negatively impact our revenue, or we may be found to be violating the CSA or other federal, state, or foreign laws. Even though we do not cultivate, process, market, or distribute cannabis or any products that contain cannabis, some of our customers do engage in such activities. Cannabis, though not strictly defined in the 2018 Farm Bill, is a Schedule I controlled substance and is illegal under federal law. Even in those states where the use of cannabis has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United Stated, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

At present, numerous states and the District of Columbia allow their citizens to use medical cannabis. Additionally, many states have approved legalization of cannabis for adult recreational use. The laws of these states relative to cannabis are in conflict with the CSA, which makes cannabis use and possession illegal on a national level. If the federal government decides to enforce the CSA with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and imprisonment. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

Cannabis and cannabis products remain illegal under federal law. Cannabis and CBD containing in excess of 0.3% THC are Schedule I controlled substances and are illegal under federal law, specifically the CSA. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. CBD and cannabinoids derived from industrial hemp are not distinguishable. Although our hemp-derived products contain less than 0.3% THC, if there were mistakes in processing or mislabeling and THC in excess of 0.3% were found in our products, we could be subject to enforcement and prosecution, which would have a negative impact on our business and operation.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits. Individual state laws do not always conform to the federal standard or to other states’ laws. States that have decriminalized cannabis have created legal regimes, structures, and rules related to the use, cultivation, manufacture, distribution, transportation, and sale of medical cannabis and related products. These legal regimes often require companies to apply for and be awarded a license in order to operate a cannabis business operation. Although our products contain less than 0.3% THC, if there were mistakes in processing or mislabeling and THC in excess of 0.3% was found in our products, we could be found to be in violation of these states laws and regulations for not obtaining required licenses.

State laws and regulations are also still in flux as states figure out how best to regulate new products. State laws may change in unexpected ways that could result in our partners losing their licenses, being forced to change their products or services, or raise prices, all of which could impact our revenues and prospective profits.

Laws regarding the transportation of cannabis may change, which may negatively impact our business. Transportation of cannabis is governed by both state and federal law. The interaction between these two legal regimes creates legal and practice difficulties in getting products to market. Changes in state law related to the transportation of cannabis may significantly impact our ability to get products to market or may raise the cost of doing so, which would impact our revenue and potential profits. Although federal law now allows the transportation of products derived exclusively from industrial hemp, both state and federal law make it illegal to transport cannabis products across state lines. Any accidental or intentional transportation of cannabis in our products across state lines could, therefore, result in significant consequences including loss of a state issued license or permit, financial penalties, seizure of our products, and prosecution for the illegal transportation of a Schedule I substance. These consequences may impact our revenues, potential profits, or ability to continue operating in this line of business.

The approach in the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business. As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in, and the operations of, cannabis businesses in the United States are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state, and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. Since the passage of the 2018 Farm Bill, there has been little other legislation passed at the federal level pertaining to the cultivation, transportation, and sale of CBD products. Conversely, numerous laws and guidance have passed on the state and local levels, providing for non-standardized legal standing throughout the US. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. In light of these changes and to the best of our knowledge, we are in compliance with all existing regulations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations. We are substantially dependent on continued market acceptance and proliferation of consumers of hemp and hemp-derived products. We believe that, as hemp and hemp-derived products become more accepted as a result of the passage of the 2018 Farm Bill, the stigma associated with hemp and hemp-derived products will diminish and, as a result, consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the hemp industry will adversely affect our business operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively. We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products and services. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the hemp market, this will have a negative impact on our business and financial condition.

Our products and services are new, and our industry is rapidly evolving. Due consideration must be given to our prospects in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal hemp industry. To be successful in this industry, we must, among other things:

●	develop and introduce functional and attractive product and service offerings;
●	attract and maintain a large base of consumers;
●	increase awareness of our brands and develop consumer loyalty;
●	establish and maintain strategic relationships with distribution partners and service providers;
●	respond to competitive and technological developments; and
●	attract, retain, and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving any or all of these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, and operating results.

Some of our products and services are new and are only in early stages of commercialization. We are not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of our products may have limited functionalities, which may limit their appeal to consumers and put us at a competitive disadvantage. If our current or future products and services fail to function properly or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims that could have a material adverse effect on our business, financial condition, and operating results.

As is typical in a new and rapidly evolving industry, demand, and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because our market is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our products and services will develop or that a demand for our products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, our business, financial condition, and operating results would be materially adversely affected.

Federal intellectual property laws may limit our ability to protect our trademarks, names, logos, and other intellectual property. U.S. trademark law makes it unlawful to trademark any product that cannot legally be sold across state lines. Because the sale and transportation of cannabis and cannabis products is still prohibited under federal law, this may limit our ability to secure trademark protection for our products. We applied for trademark protection with the understanding that our products are derived from industrial hemp and other legal sources; however, because of the current state of cannabis law, the U.S. Patent and Trademark Office may reject our current or future applications. This would negatively impact our ability to protect our intellectual property, which could negatively impact our revenues and prospective profits.

If we fail to protect our intellectual property, our business could be adversely affected. Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on trade secrets and confidentiality provisions to establish and protect our intellectual property, including our proprietary formulas and manufacturing techniques. We may not be able to enforce some of our intellectual property rights because cannabis is illegal under federal law.

Any infringement or misappropriation of our intellectual property or proprietary formulations could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business. We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Tax laws related to cannabis may impact our ability to generate revenue or potential profits. Section 280E of the Internal Revenue Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates compared to similar companies in other industries. With the passage of the 2018 Farm Bill, we believe that Section 280E of the Internal Revenue Code will not apply to us. However, if we inadvertently produce or sell products that are considered cannabis, or are deemed to engage in a cannabis business despite the passage of the 2018 Farm Bill, we may be subject to Section 280E of the Internal Revenue Code, which would prohibit us from deducting our ordinary and necessary business expenses. In such instance, our business may be less profitable than it could otherwise be.

State tax laws are also changing. Even though state taxes are already high, many local jurisdictions are imposing heavy additional taxes either as a disincentive for cannabis companies to operate there or in order to cash in on the growing number of cannabis companies paying taxes. It is unknown how states will treat companies engaging in the hemp-derived product industry from a tax perspective. High taxes could overwhelm our partner companies causing them to go out of business or raise prices for their services, which in turn may impact our revenues and profits by forcing us to find different partners in more tax friendly areas or pay higher prices.

We may not be able to obtain the necessary permits and authorizations to operate our business in the future. We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our business, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis and hemp-derived product industries. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate, which could have a material adverse effect on our business.

Changes in the regulations governing cannabis outside of the United States may adversely impact our prospects. Our growth strategy with respect to international expansion of the new business lines continues to evolve as regulations governing the cannabis and hemp-derived product industries in foreign jurisdictions become more fully developed. Interpretation of these laws, rules, and regulations and their application is ongoing. Amendments to current laws, regulations, and guidelines, more stringent implementation, or enforcement thereof, enactment of new laws, the adoption of new regulations, or other unanticipated events, including changes in political regimes and attitudes toward cannabis and hemp-derived products are beyond our control and could material adverse effect on our international growth prospects.

We cannot assure you that we will be able to expand our operations into legal jurisdictions outside of the United States, and any such expansion will be subject to risks. There can be no assurance that any market for cannabis products to be offered by us will develop in any jurisdiction outside of the United States. Laws, regulations, and perceptions pertaining to cannabis and hemp-derived products vary widely internationally, and the scope or pace of legalization of cannabis and hemp-derived products cannot be predicted or assured. If and when additional legal markets for cannabis and hemp-derived products develop, our pursuit of such markets may expose it to new or unexpected risks or significantly increase its exposure to one or more existing risk factors, including economic instability, changes in laws and regulations, and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition, and results of operations.

We will become subject to further laws and regulations as we expand internationally. In addition to initiating business operations in Jamaica, we plan on expanding our business internationally. If and as this international expansion occurs, we will become subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which we operate or import or export products or materials. In addition, we may avail ourselves of proposed legislative changes in certain jurisdictions to expand our product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by us to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on our business, financial condition, and results of operations. There is the possibility that any such international jurisdiction could determine that we were not or is not compliant with applicable local regulations. If our historical or current sales or operations were found to be in violation of such international regulations, we may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations or asset seizures and the denial of regulatory applications, each of such circumstances could have a material adverse effect on our business, financial condition, and results of operations.

Reliance on third-party suppliers, service providers, manufacturers, and distributors may result in disruption to our business lines’ supply chains. Suppliers, service providers, and distributors of our products may elect, at any time, to breach or otherwise cease to participate in supply, service, or distribution agreements, or other relationships, on which the operations of our business rely. The loss of suppliers, service providers, manufacturers, or distributors would have a material adverse effect on the business and operational results of our business.

Industrial hemp is vulnerable to specific agricultural risks that could have a material adverse effect on the availability of hemp to be purchased by us for use in our products. Our suppliers may grow their industrial hemp outdoors. As such, the risks inherent in engaging in outdoor agricultural businesses apply. Agricultural production by its nature contains elements of risk and uncertainty that may adversely affect our business and operations, including but not limited to the following: (i) any future climate change with a potential shift in weather patterns leading to droughts and associated crop losses; (ii) potential insect, fungal, and weed infestations resulting in crop failure and reduced yields; (iii) wild and domestic animals damaging the crops; and (iv) crop raiding, sabotage, or vandalism, all of which could affect the availability of hemp that we can purchase for use in our products. If hemp is not readily available, our business and financial condition would be materially adversely effected.

Loss of key contracts with our suppliers, renegotiation of such agreements on less favorable terms or other actions these third parties may take could harm our business. Most of our agreements with suppliers of our industrial hemp, including our key supplier contract, may be subject to cancellation or non-renewal. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit our ability to procure raw material to manufacture our products. This could negatively affect our ability to meet consumer demand for our products. Upon expiration or termination of these agreements, our competitors may be able to secure industrial hemp from our existing suppliers which will put us at a competitive disadvantage in the market.

We have a limited number of supply sources and depend solely on United States-based suppliers, which may subject us to additional risks. We believe that our continued success will depend upon the availability of raw materials that permit us to meet labeling claims and quality control standards. The supply of our industrial hemp is subject to the same risks normally associated with agricultural production, such as climactic conditions, insect infestations, and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers, and repackaging and could result in a substantial reduction or termination by us of our sales of certain products, any of which could have a material adverse effect upon us. Accordingly, there can be no assurance that the disruption of our supply sources will not have a material adverse effect on us.

We also exclusively obtain our raw product from United States’ suppliers. Therefore, our business is subject to the risks generally associated with a lack of geographic diversity in our suppliers poses, including the potential for enforcement activity, natural disasters affecting key geographic locations where our ingredients are grown, and possible challenges with exporting our products abroad.

The market for industrial hemp and hemp-derived products in the United States is relatively new and is subject to risks associated with an emerging industry. This industry and market may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in this industry or market. The hemp and hemp-derived product industry in the United States is highly speculative and is a relatively new industry that appears to be rapidly expanding but ultimately may not be successful. We face inherent challenges associated with being in a new market, including establishing reliable agricultural supply chains and processing and manufacturing to compete with producers in other countries where industrial hemp cultivation has already been established. Therefore, we are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of hemp products, failure to establish business relationships, and competitive disadvantages as against larger and more established competitors.

Laws governing our access to banking services are uncertain and are in a state of flux. Since the commerce in cannabis is illegal under federal law, most federally chartered banks will not accept funds for deposit from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. With the passage of the 2018 Farm Bill, we expect the banking industry will be more open to doing business with compliant hemp business. However, banks may still refuse to open bank accounts, make loans, or initiate currency transactions with us. Additionally, major credit card processors also may be hesitant to do business with us and, as a result, we may be forced to find less reputable credit card processing solutions abroad, or pay higher transaction fees.

The House of Representatives approved the Secure and Fair Enforcement Banking Act in September 2019 and its provisions were included in the HEROES Act relief bill that it approved in May 2020. Those provisions are designed to protect banks that service the cannabis industry from being penalized by federal regulators as well as to protect ancillary business that work with the cannabis industry from being charged with money laundering and other financial crimes. However, whether the provisions of this bill will be introduced again and ultimately passed is unknown and, even if it is passed, it may not result in a more open banking climate. Our inability to open and maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges and could result in our inability to implement our business plan. Similarly, many of our suppliers, partners, and customers are involved in cannabis and/or hemp businesses and further restriction to their ability to access banking services may make it difficult for them to purchase our products, which could have a material adverse effect on our business, financial condition, and results of operations.

Banking regulations in our business are costly and time consuming, which may negatively impact our business. In assessing the prospective risk of providing services to hemp-related business, financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related or hemp-related businesses; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold; (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly.

Due to our involvement in the hemp industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability and product liability, may be more difficult for us to obtain and has been more expensive, because of our involvement in the hemp industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liability.

We are dependent on the popularity of consumer acceptance of our product lines and service offerings. Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines and service offerings. Acceptance of our products and services will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced. Due to the changing consumer preferences, it is also difficult to forecast demand for hemp-derived products. There is a high risk that hemp-derived products’ ultimate popularity will decline, leading to lower revenues.

A drop in the retail price of hemp-derived products may negatively impact our business. The demand for our products depends in part on the price of commercially grown hemp. Fluctuations in economic, market, and agricultural conditions that impact the prices of commercially grown hemp, such as increases in the supply of such hemp and the decrease in the price of products using commercially grown hemp, could cause the demand for hemp-derived products to decline, which would have a negative impact on our business.

We could suffer reputational and financial damage in the event of injury from our products or product recalls. As a manufacturer and distributor of products intended for human consumption or use, we are subject to product liability claims if the use of our products by others is alleged to have resulted in harm or injury. Our products consist of hemp-derived oils, creams, lotions, extracts, and other ingredients that are not subject to pre-market regulatory approval in the United States or internationally, as well as snacks and health, but not dietary, supplements. Previously unknown adverse reactions resulting from human consumption or use of these ingredients could occur, which would likely result in product liability claims against us, and which would increase our costs and adversely affect our reputation and harm our business. We may be held liable if any illness or injury caused by any product we develop, manufacture, or distribute, if any such product is found to be unsuitable for use. In addition to any reputational damage we would suffer, we cannot guarantee that our product liability insurance or that of any of our suppliers would fully cover potential liabilities. In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

The presence of THC in our hemp-derived products may cause adverse consequences to users of such products that will expose us to the risk of liability and other consequences. Our products are made from industrial hemp, which contains THC, though typically at a low level. As a result of the variability of agricultural products, certain of our products contain varying levels of THC. THC is an illegal or controlled substance in many jurisdictions. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to end users who test positive for THC attributed to use of our products through unintentional presence in its products of THC, even if only in trace amounts. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests may adversely affect the end user’s reputation, ability to obtain or retain employment, and participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially adversely affect our reputation, potentially expose us to material liability, and potentially require us to recall our products.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel. Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the hemp industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to manage or grow our business effectively, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to manage our growth or improve our operational, financial, and management information systems effectively, which would impair our results of operations. In the near term, we intend to expand the scope of our operations activities significantly, including the launch of our new brand Blesswell, in conjunction with the Khode LLC Joint Venture, expanding our existing sales and distribution channels, along with the future launch of Go Green Global’s operations in Jamaica, re-branding of Kushwear’s product line-up, and developing and launching CBDLB’s line-up of beverages. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;
●	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and
●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to manage growth effectively will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected. In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer. Our participation in the hemp-derived product industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding cannabis or hemp (or otherwise) brought by any federal, state, or local governmental authority.

Risks Relating to Our Common Stock

The market price of our Common Stock may fluctuate significantly, which could negatively affect us and the holders of our Common Stock. The trading price of our Common Stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our Common Stock could decrease, perhaps significantly. Other factors that may affect the market price of our Common Stock include:

●	volatility in the trading markets generally and in our particular market segment;

●	limited trading of our Common Stock;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors (our “Board”) or management;

●	sales of shares of our Common Stock by us or by our stockholders;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

Statements of, or changes in, opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, has from time to time experienced extreme price and volume fluctuations, which may affect the market price for the securities of many companies, and which often have appeared unrelated to the operating performance of such companies. Any of these factors could negatively affect our stockholders’ ability to sell their shares of Common Stock at the time and price they desire.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders. We are authorized to issue up to 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 484,292,585 shares of Common Stock and 719,571 shares of Series Z Convertible Preferred Stock (the “Series Z Stock”) are currently issued and outstanding as of March 25, 2022. The number of shares of Common Stock issued and outstanding excludes the shares of Common Stock underlying the shares of Series Z Stock and shares underlying common stock purchase warrants. We expect to seek additional financing in order to provide working capital to our business or may issue additional shares of Common Stock as compensation. Our Board has the power to issue any or all of such authorized but unissued shares of our Common Stock at any price and, in respect of the preferred stock, at any price and with any attributes, our Board considers sufficient, without stockholder approval. The issuance of additional shares of Common Stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our Common Stock.

We may issue additional securities with rights superior to those of our Common Stock, which could materially limit the ownership rights of our stockholders. We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our Board has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of our stockholders. It is possible that any debt securities or preferred stock that we sell would have terms and rights superior to those of our Common Stock and may be convertible into shares of our Common Stock. Any sale of securities could adversely affect the interests or voting rights of the holders of our Common Stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our Common Stock.

Quotation on the OTCM’s Pink® Open Market may be volatile and sporadic. Currently, our Common Stock is quoted on the OTCM’s Pink Open Market. Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress or inflate the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTCM is not a stock exchange, and trading of securities on this market is often more sporadic than the trading of securities listed on a national securities exchange, i.e., the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market.

Our Chairman of the Board and Chief Executive Officer controls more than half of our voting securities; he can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors. Our Chairman of the Board and Chief Executive Officer, Todd Davis, owns a significant percentage of our issued and outstanding capital stock. Although he beneficially owns approximately 25.49% of our issued and outstanding voting stock as of March 25, 2022, through his beneficial ownership of the issued and outstanding shares of Series Z Stock he controls in excess of 50% of our total voting power. Mr. Davis’ holdings may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants he may be granted in the future or if he otherwise acquires additional shares of our capital stock. His interests may differ from the interests of our other stockholders. As a result, in addition to his Board seat and executive offices, Mr. Davis will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent an amendment to our Articles of Incorporation or Bylaws;

●	to effect or prevent a merger, sale of assets, or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover, or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We will be a “controlled company” within the meaning of the Nasdaq rules and the NYSE rules and, as a result, will qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements. Because Mr. Davis controls in excess of 50% of our total voting power, we will be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules and the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain of the exchange’s corporate governance requirements. As of the date of this Annual Report on Form 10-K, our Common Stock is not listed on the New York Stock Exchange, the NYSE American, or the Nasdaq Stock Market and there cannot be any assurance that it ever will be listed on a national securities exchange. If our Common Stock qualifies to be listed on a national securities exchange and if we choose to initiate the listing process, we will then determine whether we characterize ourselves as a “controlled company” for corporate governance requirements. As a company, whose Common Stock is currently quoted on the OTCM’s Pink Open Market, we are not required to abide by the corporate governance rules of a national securities exchange and accordingly, do not have a fully independent series of board committees. Thus, as a consequence of our reliance on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national securities exchange.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections. Separately from the “controlled company” analysis of the previous risk factor, we are not subject to the rules of a national securities exchange, such as the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance that are designed to enhance the integrity of corporate management. The requirements of the OTCM’s Pink® Open Market afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, even though such compliance is not required by the OTCM for quotations of shares of our Common Stock on the OTCM’s Pink Open Market, our stockholders will have fewer protections, such as those related to director independence, stockholder approval rights, and governance measures that are designed to provide oversight of a corporation’s management by its board of directors.

A decline in the price of our Common Stock could affect our ability to raise working capital, which could adversely impact our ability to continue our operations. A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. We may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities; thus, a decline in the price of our Common Stock could be detrimental to our liquidity and our operations because the decline may adversely affect investors’ desire to invest in our securities. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products or services and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our Common Stock and we may be forced to reduce or discontinue operations.

Because we do not intend to pay any cash dividends on our shares of Common Stock in the near future, our stockholders will not be able to receive a return on their shares unless and until they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of operations, cash flow, and financial condition, operating and capital requirements, and other factors as our Board considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our Board determines to pay dividends, our stockholders will be required to look to appreciation of our Common Stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, possibly subject us to regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial information, and have a negative effect on the market price for shares of our Common Stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively to prevent fraud. We maintain a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because our class of Common Stock is now registered pursuant to Section 12(g) of the Exchange Act, we will have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue to grow. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information, and have a negative effect on the market price for shares of our Common Stock.

We lack sufficient internal controls over financial reporting and implementing acceptable internal controls will be difficult with a limited number of management personnel, which will make it difficult to ensure that information required to be disclosed in our future reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required. As of the date of this Annual Report on Form 10-K, we currently lack certain internal controls over our financial reporting. We have a limited number of management personnel, which may make it difficult to implement such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports to be filed and submitted under the Exchange Act (now that our class of Common Stock is registered pursuant to Section 12(g) thereof) will be recorded, processed, summarized, and reported, as and when required.

The reasons we believe that our disclosure controls and procedures are not fully effective are because:

●	there is a lack of segregation of duties necessary for a good system of internal control due to insufficient accounting staff due to our size;

●	the staffing of our accounting department is weak due to the lack of qualifications and training, and the lack of formal review process;

●	our control environment is weak due to the lack of an effective risk assessment process, the lack of internal audit function, and insufficient documentation and communication of the accounting policies; and

●	failure in the operating effectiveness over controls related to recording revenue.

We cannot assure you that we will be able to develop and implement the necessary internal controls over financial reporting. The absence of such internal controls may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements. Our Common Stock is categorized as “penny stock.” The Commission adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and we did not qualify for any of the other exceptions; therefore, our Common Stock is considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer buying our securities, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability and/or willingness of broker-dealers to trade our securities, either directly or on behalf of their clients, may discourage potential investor’s from purchasing our securities, or may adversely affect the ability of our stockholders to sell their shares.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted sales practice requirements that may limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which could limit your ability to buy and sell our Common Stock, have an adverse effect on the market for our shares, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. Our Articles of Incorporation contain a provision limiting the personal liability of our directors and officers to our stockholders and to us for damages for the breach of a fiduciary duty as a director or officer except with respect to (i) acts or omissions that involve intentional misconduct, fraud, or a knowing violation of the law or (ii) the payment of dividends in violation of Nevada law. We also previously entered into employment agreements with each of our officers pursuant to which we have contractual indemnification obligations. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our stockholders and us.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us. Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The potential effect of Nevada’s business combination law is to discourage parties interested in taking control of us from doing so if these parties cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 38246 North Hazelwood Circle, Cave Creek Arizona 85331, and our telephone number is (480) 595-6900. We purchased this property for $420,000 on February 1, 2019. The property encompasses approximately 2,860 square feet. Approximately 1,907 square feet is designated as office space that serves as the principal place of business for our management team and support staff, as well as our sales and customer service teams. The remaining 950 square feet is designated as our product development and test facility, and our inventory storage and fulfillment center. We currently believe that our existing facility is suitable, but we may require additional space to accommodate the growth that we are planning to occur. We believe that such space, if required, will be available to us on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal actions arising in the normal course of business. We currently have no legal proceeding to which we are a party to or to which our property is subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities:

We issued the following shares of our Common Stock in Fiscal Year 2021:

On February 1, 2021, we issued 12,000,000 shares of our Common Stock to an institutional investor in connection with the modification of terms of three Senior Secured Convertible Promissory Notes. The shares were issued at a per-share price of $0.001, for an aggregate value of $1,200. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

We issued the following shares of our Series Z Stock that are convertible into shares of our Common Stock in Fiscal Year 2021:

On September 30, 2021, we issued 719,571 shares of our Series Z Stock to Rayne in consideration of the retirement of our accrued obligations (approximately $2.5 million) to Rayne and Mr. Davis. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Market Information

Our Common Stock is quoted on the OTCM’s Pink® Open Market, under the symbol “EDXC.” The following table shows the high and low closing bid prices of our Common Stock for periods indicated as reported by OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Closing Bid Price Per Share	Low Closing Bid Price Per Share
Fiscal Year 2022
Second Quarter (through March 25, 2022)	$0.049	$0.029
First Quarter	$0.064	$0.031

Fiscal Year 2021
Fourth Quarter	$0.115	$0.046
Third Quarter	$0.189	$0.093
Second Quarter	$0.285	$0.090
First Quarter	$0.145	$0.044

Fiscal Year 2020
Fourth Quarter	$0.0829	$0.044
Third Quarter	$0.10	$0.0605
Second Quarter	$0.117	$0.05
First Quarter	$0.206	$0.087

On March 25, 2022, the closing bid price of our Common Stock as reported by OTCM was $0.04 per share.

Holders

As of March 25, 2022, we had approximately 443 record holders of shares our Common Stock. As of March 25, 2022, we had 484,292,585 shares of our Common Stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Dividends

We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination related to dividend policy will made at the discretion of our Board.

Securities Not Registered under the Securities Act; Rule 144 Eligibility

None of our shares of Common Stock and preferred stock has been registered under the Securities Act. Accordingly, the shares of Common Stock and preferred stock issued and outstanding that are not in the public markets through an exemption from such registration may not be resold absent registration under the Securities Act and applicable state securities laws or an available exemption thereunder.

Rule 144

Shares of our Common Stock that are restricted securities may be eligible for resale in compliance with Rule 144 of the Securities Act, subject to the requirements described below. “Restricted securities,” as defined under Rule 144, were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration, such as Rule 144. Below is a summary of the requirements for sales of our Common Stock pursuant to Rule 144 commencing 90 days after our class of Common Stock became registered pursuant to Section 12(g) of the Exchange Act on May 3, 2021.

For a person who has not been deemed to have been one of our affiliates at any time during the 90 days preceding a sale, sales of our shares of Common Stock held longer than six months, but less than one year, will be subject only to the current public information requirement. A person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell his or her shares without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144.

A person who is our affiliate or who was our affiliate at any time during the preceding three months and who has beneficially owned restricted securities for at least six months, will generally be entitled to sell within any three-month period a number of shares that does not exceed one percent of the number of shares of our Common Stock then outstanding. Sales under Rule 144 by our affiliates are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Persons who may be deemed to be affiliates generally include individuals or entities that control, or are controlled by, or are under common control with, us and may include our directors and officers, as well as our significant stockholders.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed under “Forward-Looking Statements,” “Item 1. Business,” and “Item 1A. Risk Factors” sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We develop hemp-derived, cannabidiol-based products, each formulated to address key segments of the health and wellness market. Through our subsidiaries, we sell high-end, full-spectrum hemp-derived oils, extracts, topicals, and pet products, all with the shared purpose of supporting the potential of relief of pain and inflammation for humans and pets, through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. In addition to our consumer products, our Gorilla-Tek division offers a state-of the art automated dispensing system providing a secure method of distributing hemp-based products. The proprietary system enables retailers to increase sales channels without opening a physical storefront location. Complementing our retail products and Gorilla-Tek divisions, we also own and operate a number of wholly-owned subsidiaries that offer technology and consulting solutions to the hemp and CBD industry, including an easy to use “Seed-to-Shelf” compliance and inventory tracking and process management system for regulated products in a front of counter pharmacy support platform.

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

In June 2005, we filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to change our name to Endexx Corporation. At that time, we adopted our current trading symbol, “EDXC.” In September 2005, PanaMed Corporation acquired VBB, an SaaS provider, through a merger, whereby VBB merged with and into us, and we were the surviving entity. Subsequently, we operated as a diversified technology and SaaS and compliance and tracking systems company, until we shifted our focus to the hemp-derived product industry in August 2014. In October 2018, we changed our name to CBD Unlimited, Inc., and in May 2020, we changed our name back to Endexx Corporation, with CBD Unlimited, Inc., becoming our wholly-owned subsidiary. On January 25, 2021, we filed our Amended and Restated Articles of Incorporation.

Results of Operations

Fiscal Year Ended September 30, 2021 Compared to Fiscal Year Ended and September 30, 2020

Revenues

Revenues for the fiscal year ended September 30, 2021 were $650,515, as compared to $1,149,880 for the fiscal year ended September 30, 2020, a $499,365 decrease. The decline in revenue for fiscal 2021 is partly attributable to supply-chain related issues, changing consumer preferences and decreased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the fiscal year ended September 30, 2021 was a loss of $344,078, as compared to a profit of $341,403 for the fiscal year ended September 30, 2020. The gross loss in 2021 was attributable to increased production and raw material costs and significant increases in inventory impairment between the years.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2021, were $5,027,251, as compared to $4,058,863 for the fiscal year ended September 30, 2020, an increase of $968,388 . The increase in operating expenses over the prior period can be attributed to significant increases in professional fees, consulting fees, advertising expenses, general and administration expenses, and payroll and benefits costs.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other Expense

Other expense for the fiscal year ended September 30, 2021 was $1,436,825, as compared to other expense of $5,445,869 for the year ended September 30, 2020, a $4,009,044 year over year decrease. This is the result of significantly lower interest expenses, and a gain of $865,103 in default penalties. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the fiscal year ended September 30, 2021 was $5,371,329, as compared to loss from operations of $3,717,460 for the fiscal year ended September 30, 2020, an increase in net loss from operations of $1,653,869 . The increase in loss from operations for 2021 was the result of (i) a decrease in gross revenues, (ii) a increase in cost of revenues, and (iii) an increase in inventory impairment, and (iv) an increase in total operating expenses. Total net loss for the fiscal year ended September 30, 2021 was $6,808,154, as compared to a total net loss of $9,163,329 for the fiscal year ended September 30, 2020, a decrease of $2,355,175 in total net loss. The decrease in total net loss for 2021 was as a result of lower interest expenses and gains in default penalties. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021 only in part due to the COVID-19 pandemic. Nevertheless, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will slowly abate, as the positivity rate in tests for COVID-19 continues to decrease along with the new infection and mortality rates and the number of people becoming vaccinated continues to increase.

Liquidity and Capital Resources – Fiscal Year Ended September 30, 2021

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2021, we had a stockholders’ deficit of $9,987,141, a working capital deficit of $10,464,772, and we incurred an accumulated deficit of $39,513,844 and incurred a net loss of $6,808,154 in fiscal year 2021. Additionally, we utilized $3,720,267 in cash during the fiscal year ended September 30, 2021, while we received $3,736,484 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of September 30, 2021, we had a cash position of $20,867. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the 12 months ended September 30, 2021, our cash used in operating activities amounted to an outflow of $3,720,267, compared to cash used during the 12 months ended September 30, 2020 of $2,497,601. The decrease in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, and accrued interest on notes payable.

Cash Flow – Financing Activities

For the 12 months ended September 30, 2021, our cash provided by financing activities amounted to $3,736,484, which includes $328,000 in proceeds received from the issuances of our Common Stock and $1,614,234in proceeds from the issuance of convertible notes, and $1,815,000 in proceeds from the issuance of notes payable.

For the 12 months ended September 30, 2020, our cash provided by financing activities amounted to $2,566,000, which includes $385,000 in proceeds received from the issuances of our Common Stock and $541,000 in proceeds from the issuance of convertible notes (less repayments of $200,000 of convertible notes), and $1,840,000 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the 12 months ended September 30, 2021 was $0, compared to net cash used in investing activities in the 12 months ended September 30, 2020 of $100,000.

Accounts Receivable and Allowance for Doubtful Account Receivable

Accounts receivable are recorded at net realizable value. We determine provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific distributors and resellers, historical trends, and other information. If we become aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. In the opinion of management, a provision was deemed necessary for uncollectible accounts.

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of September 30, 2021, we had approximately $920,812 of product in inventory, which was a decrease of approximately $188,833, compared to approximately $1,109,645 at September 30, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

Goodwill and Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test.

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected September 30 as the date to perform the annual impairment test.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our 2021 and 2020 fiscal years, we recognized stock-based compensation expense of approximately $721,021, and $1,160,478, respectively.

Off Balance Sheet Arrangements

As of September 30, 2021 and on September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Endexx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endexx Corporation, Inc. (the “Company”) at September 30, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and is dependent on its ability to develop additional sources of capital both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 31, 2022

We have served as the Company’s auditor since 2016.

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020

Assets
Current assets
Cash	$20,867	$4,650
Accounts receivable, net of allowance of $58,257 and $78,530, respectively	50,755	29,441
Inventory, net of allowance of $1,001,542 and $596,005, respectively	920,812	1,109,645
Prepaid expenses	41,648	20,800
Total current assets	1,034,082	1,164,536

Investment in marketable securities	9,920	9,920
Property and equipment, net of accumulated depreciation of $75,388 and $54,988, respectively	449,661	470,061
Prepaid expenses	250,000	228,760
Right of use asset	-	39,000
Intangible - website domains	16,250	16,250
Total assets	$1,759,913	$1,928,527

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,020,464	$420,482
Customer deposit	36,705	36,705
Accrued expenses	43,469	121,876
Accrued expenses, Rayne Forecast Inc.	-	141,883
Accrued interest	1,095,248	463,378
Accrued interest, related party	-	327,484
Payroll and taxes payable, primarily related party	849,919	1,482,504
Lease Liability	-	39,000
Notes payable, net of discount of $10,957 and $-0-, respectively	1,201,584	280,738
Convertible notes payable, net of discount of $-0- and $622,134, respectively	5,452,111	3,348,599
Convertible note payable - related party	-	1,072,185
Derivative liability	1,799,354	5,649,412
Total current liabilities	11,498,854	13,384,246

Notes payable	248,200	198,253
Convertible note payable	-	-
Total liabilities	11,747,054	13,582,499

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized Series A preferred stock, 1,824,000 and 7,296,000 issued and outstanding, respectively	182	730
Series Z preferred stock, 719,571 and - 0- issued and outstanding, respectively	72	-

Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 486,313,058 and 404,908,141 issued and outstanding, respectively	48,631	40,491
Additional paid-in capital	29,477,818	21,010,497
Accumulated deficit	(39,513,844)	(32,705,690)
Total stockholders’ deficit	(9,987,141)	(11,653,972)
Total liabilities and stockholders’ deficit	$1,759,913	$1,928,527

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2021	2020

Revenues	$650,515	$1,149,880
Cost of revenues	589,056	606,972
Inventory impairment	405,537	201,505
Gross profit	(344,078)	341,403

Operating expenses
Depreciation	20,400	15,452
Advertising and promotion	1,778,073	451,265
Payroll expenses	637,493	850,273
Professional fees	1,721,236	1,730,377
Research and development	10,145	15,266
General and administrative expenses	859,904	996,230
Total operating expenses	5,027,251	4,058,863

Loss from operations	(5,371,329)	(3,717,460)

Other (income) and expense
Change in fair value of derivative liability	(28,724)	1,493,615
Financing costs and discount amortization	1,288,527	286,538
Interest expenses	950,549	3,132,350
Default penalty	91,576	85,100
Gain from settlement of derivative liability	(865,103)	-
Loss on acquisition	-	448,266
Total other (income) expense	1,436,825	5,445,869

Net loss	$(6,808,154)	$(9,163,329)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	455,049,510	379,165,693

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2019	7,296,000	$730	-	$-	358,489,928	$35,849	$17,627,463	$(23,542,361)	$(5,878,319)
Shares issued for private placements	-	-	-	-	9,666,666	967	384,033	-	385,000
Shares issued for services	-	-	-	-	14,583,868	1,458	1,099,982	-	1,101,440
Shares issued for employee compensation	-	-	-	-	577,188	58	58,980	-	59,038
Shares issued for debt settlement	-	-	-	-	13,726,645	1,373	474,245	-	475,618
Shares issued for financing	-	-	-	-	2,363,846	236	257,481	-	257,717
Shares issued for default penalty	-	-	-	-	1,000,000	100	85,000	-	85,100
Shares issued for acquisition	-	-	-	-	4,500,000	450	366,850	-	367,300
Settlement of derivative liability	-	-	-	-	-	-	656,463	-	656,463
Net loss	-	-	-	-	-	-	-	(9,163,329)	(9,163,329)
Balances at September 30, 2020	7,296,000	730	-	-	404,908,141	40,491	21,010,497	(32,705,690)	(11,653,972)
Shares issued for private placements	-	-	-	-	7,031,111	703	327,297	-	328,000
Shares issued for services	-	-	-	-	7,332,496	733	720,288	-	721,021
Shares issued for debt settlement	-	-	-	-	41,621,310	4,162	1,406,683	-	1,410,845
Shares issued for conversion of related party liabilities	-	-	-	-	54,658,192	5,466	1,415,647	-	1,421,113
Shares issued for related party liability settlements	-	-	172,989	17	-	-	885,684	-	885,701
Shares issued for financing	-	-	-	-	16,420,000	1,642	1,834,318	-	1,835,960
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	9,000,000	900	(352)	-	-
Common shares exchanged for preferred stock	-	-	546,582	55	(54,658,192)	(5,466)	5,411	-	-
Capital contribution from related party	-	-	-	-	-	-	274,514	-	274,514
Settlement of derivative liability	-	-	-	-	-	-	1,597,831	-	1,597,831
Net loss	-	-	-	-	-	-	-	(6,808,154)	(6,808,154)
Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2021	2020
Operating activities
Net loss	$(6,808,154)	$(9,163,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	721,021	1,160,478
Shares issued for financing costs	477,560	—
Shares issued for default penalty	—	85,100
Depreciation and amortization	20,400	15,452
Amortization of debt discount	679,277	2,283,672
Change in fair value of derivative liability	(28,724)	1,493,615
Gain from settlement of derivative liability	(865,103)	—
Loss on acquisitions	—	448,266
Impairment expense	405,537	151,218
Bad debt expense	—	116,207
Financing costs	131,690	286,538
Default penalty	91,576	—
Changes in operating assets and liabilities:
Accounts receivable	(21,314)	(125,605)
Inventory	(216,704)	17,659
Prepaid expenses	(42,088)	(237,535)
Accounts payable	599,982	87,452
Customer deposit	—	(28,030)
Accrued expenses	(78,407)	104,264
Accrued expenses, Rayne Forecast Inc.	—	(8,117)
Accrued interest	805,993	402,902
Accrued interest, related party	85,776	85,774
Payroll and taxes payable, primarily related party	321,415	326,418
Net cash used in operating activities	(3,720,267)	(2,497,601)

Investing activities
Acquisition of website domain and digital intangibles	—	(100,000)
Purchase of property and equipment	—	—
Net cash used in investing activities	—	(100,000)

Financing activities
Proceeds from sale of common stock	328,000	385,000
Proceeds from convertible notes payable	1,614,234	541,000
Proceeds from notes payable	1,815,000	1,839,888
Repayment of convertible note payable	—	(200,000)
Repayment of note payable	(20,750)	—
Net cash provided by financing activities	3,736,484	2,565,888

Net increase in cash	$16,217	$(31,713)
Cash, beginning of period	4,650	36,363
Cash, end of period	$20,867	$4,650

Cash paid for income taxes	$—	$—
Cash paid for interest	$58,780	$347,297

Supplemental schedule of non-cash investing and financing activities
Convertible notes and interest converted to common stock	$1,410,845	$476,119
Related party note and interest converted to common stock	$1,421,113	$—
Derivative liability settled through conversion of convertible notes	$1,597,831	$656,462
Debt discount from derivative liability	$—	$1,542,670
Debt discount at origination	$68,100	$—
Recognition of right-of-use asset and lease liability	$—	$74,000
Amortization of right-of-use asset and lease liability	$39,000	$35,000
Notes and interest payable settled through issuance of convertible notes	$1,057,976	$—
Preferred stock issued for related party liability settlements	$885,701	$—
Contributions from related party through settlement of liabilities	$274,514	$—
Notes payable that became convertible	$—	$1,450,000

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

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

As of September 30, 2021, we have a working capital deficit of $10,464,772, and an accumulated deficit of $39,513,844. During the year ended September 30, 2021, we had a net loss of $6,808,154 and cash used in operating activities of $3,720,267. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2022 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of September 30, 2021 and 2020.

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

At September 30, 2021 and September 30, 2020, we recorded $58,257 and $78,530, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of September 30, 2021 and September 30, 2020, the Company had $291,648 and $249,560, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of September 30, 2021, none of the barter credits have been used and have been recorded as non-current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the years ended September 30, 2021 and 2020, the Company recorded no impairment losses related to barter credits and no barter credits were used.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the years ended September 30, 2021 and 2020, we recorded no impairment charges related to other intangible assets.

Customer Deposits

From time-to-time the Company receives payment from wholesale customers in advance of delivering products to the customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions, or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s revenues disaggregated by type:

	For the years ended
	September 30,
	2021	2020
Wholesale	$457,044	$606,315
Retail	193,471	543,565
	$650,515	$1,149,880

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended September 30, 2021 and 2020, except as disclosed.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of September 30, 2021 and 2020:

September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$—	$—	$9,920
Derivative liability	—	—	1,799,354	1,799,354
	$9,920	$—	$1,799,354	$1,809,274

September 30, 2020
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$—	$—	$9,920
Derivative liability	—	—	5,649,412	5,649,412
	$9,920	$—	$5,649,412	$5,659,332

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2019	$3,012,597
Conversions of debt to equity	(656,462)
Additions	1,799,662
Change in fair value	1,493,615
Balance at September 30, 2020	$5,649,412
Conversions of debt to equity	(1,597,831)
Settlement of derivative liability	(2,223,503)
Additions	—
Change in fair value	(28,724)
Balance at September 30, 2021	$1,799,354

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

At September 30, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.05164; a risk-free interest rate of 0.05%, and expected volatility of the Company’s common stock of 95%, various estimated exercise prices, and terms under one year.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $10,145 and $15,266 for the years ended September 30, 2021 and 2020, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $1,778,073 and $451,265 for the years ended September 30, 2021 and 2020, respectively.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of September 30, 2021, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the FASB ASC No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2021 and 2020, as follows.

	2021	2020
Warrants	20,750,000	20,750,000
Convertible debt	139,000,018	107,595,952
	159,750,018	128,345,952

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Pronouncements

During the years ended September 30, 2021 and 2020, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	September 30,
	2021	2020
Raw materials and packaging components	$410,569	$394,306
Finished goods	1,187,096	569,020
Consigned goods	224,147	641,780
Apparel	100,542	100,544
Less obsolescence allowance	(1,001,542)	(596,005)
	$920,812	$1,109,645

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30,
	2021	2020
Land	$114,200	$114,200
Building	305,800	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	525,049	525,049
Less accumulated depreciation	(75,388)	(54,988)
	$449,661	$470,061

5. Debt

Notes payable

The Company’s notes payable as of September 30, 2021, are summarized as follows:

				Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$—
Noteholder A	4/28/2020	8/5/2020	22%	105,000	—
Noteholder A	7/9/2021	7/9/2022	12%	50,000	—
Noteholder A	8/13/2021	8/13/2022	12%	100,000	—
Noteholder A	9/3/2021	9/3/2022	12%	150,000	—
Noteholder A	8/18/2021	8/18/2022	12%	25,000	—
Noteholder B	9/2/2021	9/2/2022	12%	100,000	—
Noteholder G	6/20/2017	8/5/2017	18%	55,353	—
Noteholder I	6/17/2020	6/17/2050	4%	160,000	—
Noteholder I	4/27/2020	4/27/2022	1%	112,888	—
Noteholder I	3/8/2021	3/8/2026	1%	107,500	—
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	—
				$1,460,741	$10,957

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s notes payable as of September 30, 2020, are summarized as follows:

				Balances - September 30, 2020
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder H	7/21/2020	10/8/2020	22%	20,750	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
				$478,991	$-

At September 30, 2021 and 2020, accrued interest related to notes payable totaled $105,403 and $40,652, respectively.

Convertible notes payable

The Company’s convertible notes payable as of September 30, 2021, are summarized as follows:

					Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$504,770
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	288,440
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	504,770
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	-	144,220
Noteholder A	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$5,452,111	$-	$1,442,200

The Company’s convertible notes payable as of September 30, 2020, are summarized as follows:

					Balances - September 30, 2020
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	1/30/2019	1/30/2021	10%	Variable	$437,222	$73,070	$1,190,002
Noteholder A	2/12/2019	2/11/2020	8%	Variable	388,889	-	647,591
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	370,051
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	647,591
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	37,037	185,026
Noteholder B	12/3/2018	12/4/2019	9%	Variable	262,500	-	232,108
Noteholder C	10/11/2019	1/31/2022	12%	Variable	2,001,000	512,027	1,862,542
Noteholder D	7/11/2019	10/11/2020	24%	Variable	158,900	-	151,491
					$3,970,733	$622,134	$5,286,402

At September 30, 2021 and 2020, accrued interest related to convertible notes payable totaled $989,845 and $422,726, respectively, and the derivative liability balances related to the accrued interest totaling $357,154 and $363,010, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable – related party

During 2016, Todd Davis (Note 9) converted accrued salary and accrued payroll taxes for a total of into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note was convertible into shares of our common stock at a rate of $0.026 per share. As of September 30, 2020, there was an outstanding principal balance of $1,072,185 and accrued interest of $327,484. On September 30, 2021, the principal and accrued interest were converted into common stock (Note 9).

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	September 30,
	2021	2020
Accrued payroll - Officer	$95,761	$915,000
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	626,053	439,399
	$849,919	$1,482,504

On September 30, 2021, $954,000 in accrued payroll – officer was settled through the issuance of Series Z Preferred Stock (Note 9).

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of September 30, 2021 and 2020, the Company’s issued and outstanding common stock totaled 486,313,058 and 404,908,141, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. During the year ended September 30, 2021, 5,472,000 shares of Series A Preferred Stock were exchanged for 9,000,000 shares of the Company’s common stock. As of September 30, 2021 and 2020, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000 and 7,296,000, respectively.

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of September 30, 2021 and 2020, the Company’s issued and outstanding Series Z Preferred Stock totaled 719,571 and -0-, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances pursuant to private placements

During the year ended September 30, 2021, we issued shares of our common stock under private placement agreements for proceeds received as follows:

Date	Shares	Proceeds
10/19/2020	650,000	$25,000
11/3/2020	228,572	8,000
11/13/2020	2,512,563	100,000
12/14/2020	232,560	20,000
12/31/2020	700,000	25,000
1/29/2021	700,000	25,000
2/26/2021	312,500	25,000
7/28/2021	1,694,916	100,000
	7,031,111	$328,000

During the year ended September 30, 2020, we issued shares of our common stock under private placement agreements for proceeds received as follows:

Date	Shares	Proceeds
1/24/2020	2,000,000	100,000
1/24/2020	2,000,000	100,000
3/30/2020	3,333,333	100,000
3/22/2020	333,333	10,000
5/17/2020	200,000	10,000
5/17/2020	300,000	15,000
8/21/2020	1,500,000	50,000
	9,666,666	$385,000

Issuances for employee compensation

During the year ended September 30, 2020, we issued shares of our common stock for employee compensation as follows:

Date	Shares	Expense
12/31/2019*	263,158	$25,000
1/15/2020	47,620	16,557
3/6/2020	10,000	814
3/31/2020*	256,410	16,667
	577,188	$59,038

*	Shares issued to Dustin Sullivan (Note 9) pursuant to an employment agreement.

Issuances for acquisitions

On February 1, 2020, the Company issued 500,000 common stock shares to acquire Kush, Inc. valued at $42,500 (Note 12).

On April 25, 2020 the Company issued 4,000,000 shares of common stock valued at $324,800 for the acquisition of Retail Pro Associates (Note 12).

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances for services

During the year ended September 30, 2021, we issued shares of our common stock for services as follows:

Date	Shares	Expense
10/28/2020	200,000	$9,600
10/31/2020	300,000	16,260
2/3/2021	977,778	117,333
4/23/2021	1,000,000	145,000
7/1/2021	1,900,000	190,950
7/1/2021	54,506	5,478
7/1/2021	250,000	25,125
7/21/2021	1,875,000	150,188
8/9/2021	775,212	61,087
	7,332,496	$721,021

During the year ended September 30, 2020, we issued shares of our common stock for services as follows:

Date	Shares	Expense
1/1/2020	1,625,028	$72,126
1/15/2020	250,000	48,750
3/5/2020	50,000	3,900
3/31/2020*	6,375,303	669,892
5/18/2020	100,000	7,500
6/1/2020	183,537	14,873
9/21/2020	3,000,000	142,200
9/21/2020	3,000,000	142,200
	14,583,868	$1,101,440

*	Shares issued to Rayne Forecast Inc. (Note 9) for consulting services.

Issuances for financing costs and default penalty

From October 2019 to January 2020, the Company issued Noteholder C 2,363,846 shares of common stock valued at $257,717 in connection with the October 11, 2019, convertible note (Note 5).

On April 20, 2020, the Company issued Noteholder C 1,000,000 shares of common stock valued at $85,100 as required under a provision of the October 11, 2019, convertible note (Note 5).

On February 1, 2021, the Company issued 12,000,000 shares of common stock valued at $1,358,400 to Noteholder C to amend the conversion terms of the October 11, 2019, convertible note payable (Note 5) from containing a variable conversion rate to a fixed conversion rate at $0.054 per share. The amendment resulted in a reduction of the derivative liability totaling $2,223,503.

On May 10, 2021, the Company issued 420,000 shares of common stock valued at $57,960 to Noteholder F in connection with the May 10, 2021, convertible note agreement (Note 5).

On May 29, 2021, the Company issued 4,000,000 shares of common stock valued at $419,600 to Noteholder XXXX in connection with the May 29, 2021, note agreement (Note 5).

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances for debt settlements

During the year ended September 30, 2021, we issued shares of our common stock for the settlement of convertible debt as follows:

		Settlement of	Settlement of	Settlement of
Date	Shares	Principal	Interest	Derivative
10/30/2020	1,700,000	$50,660	$-	$42,472
11/5/2020	6,961,000	137,222	20,445	239,615
11/30/2020	13,885,210	300,000	14,500	883,229
12/2/2020	2,000,000	98,800	-	131,360
12/16/2020	1,825,000	108,240	28,818	123,768
1/12/2021	1,500,000	102,000	-	67,077
2/8/2021	1,383,000	61,700	35,110	110,310
8/6/2021	1,000,000	45,900	-	-
8/24/2021	6,857,100	250,000	15,370	-
8/31/2021	2,000,000	71,800	-	-
9/21/2021	2,510,000	57,300	12,980	-
	41,621,310	$1,283,622	$127,223	$1,597,831

During the year ended September 30, 2020, we issued shares of our common stock for the settlement of convertible debt as follows:

		Settlement of	Settlement of	Settlement of
Date	Shares	Principal	Interest	Derivative
10/23/2019	1,733,923	$50,000	$38,083	$127,324
1/15/2020	5,587,644	166,667	23,425	175,093
2/7/2020	4,655,078	111,111	35,733	178,396
9/30/2020	1,750,000	51,000	-	175,649
	13,726,645	$378,778	$97,241	$656,462

Warrants outstanding

During the year ended September 30, 2018, the Company issued two warrants for the purchase of 750,000 and 500,000 shares of common stock, respectively, in connection with private placements. The warrants have a two-year life and have exercise prices of $0.055 and $.075, respectively. The warrants expired after two years during the year ended September 30, 2020.

During the year ended September 30, 2019, the Company issued warrants for the purchase of 20,750,000 shares of common stock in connection with convertible note issuances. These warrants expire after four years and have exercise prices ranging from $.055 to $.355.

A summary of the status of the Company’s warrant grants as of September 30, 2021 and the changes during the two years then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2019	22,000,000	$0.11	3.2 years
Granted	-	-	-
Exercised	-	-	-
Expired	(1,250,000)	0.06	-
Outstanding at September 30, 2020	20,750,000	$0.12	2.4 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2021	20,750,000	$0.12	1.4 years
Exercisable at September 30, 2021	20,750,000	$0.12	1.4 years

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

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

On January 28, 2019, we entered into an agreement with a third party to represent our products to customers, the term of the agreement is for four (4) years from the date of the contract, January 28, 2023, and has automatic four-year renewal clauses. We agreed to pay a commission of nineteen percent (19%), composed of ten percent (10%) for commission, two percent (2%) for override, and seven percent (7%) for expenses of managing and advertising the account. Within thirty (30) days of the end of the calendar year, we agreed to pay the representative a bonus for certain sales milestones if two percent (2%) of the net receipts, payable in shares of our restricted common stock.

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

On October 1, 2020, the Company entered into an LLC operating agreement for the formation of Khode, LLC. Pursuant to the operating agreement, the Company owns 70% of Khode, LLC. To date, the operations in Khode have been nominal and no non-controlling interest has been allocated.

On October 1, 2020, the Company entered into a one-year agreement for strategic, creative, and operational support for marketing. The agreement expired on September 30, 2021.

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments totaling $5,000,000 by July 1, 2025. During the year ended September 30, 2021, the Company paid $1,000,000 under this contract.

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expires after 36 months in October 2021 and requires monthly lease payments of $3,250 which escalate 3% per year. During the nine years ended September 30, 2021 and 2020, we incurred approximately $40,000, respectively, in rental expense associated with this lease. Future minimum rental payments under the lease for year ending September 30, 2022, are approximately $3,500.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

Todd Davis, CEO and CFO, employment agreement

During April 2005, the Company entered into an employment agreement with Todd Davis providing for an annual salary of $156,000.

On October 1, 2016, Todd Davis, President and Chief Executive Officer converted accrued salary and accrued payroll taxes for a total of $1,157,500 into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand (Note 5). The note was convertible into shares of our common stock at a rate of $0.026 per share. As of September 30, 2020, there was an outstanding principal balance of $1,072,185 and outstanding accrued interest on this note of $327,484.

On September 30, 2021, Mr. Davis converted the $1,072,185 in principal and $348,928 in related accrued interest related to the October 2016 convertible note payable (Note 5) into 54,658,192 shares of the Company’s common stock under the terms of the convertible note agreement. The excess accrued interest totaling $64,332 was forgiven by Mr. Davis, resulting in a capital contribution to the Company totaling $64,332. Concurrently, the Company and Mr. Davis entered into an exchange agreement whereby the Company issued Mr. Davis 691,859 shares of Series Z Preferred Stock as follows:

●	546,582 shares of Series Z Preferred Stock exchanged for the 54,658,192 shares of common stock
●	145,277 shares of Series Z Preferred Stock issued to settle $954,000 in accrued officer compensation. The 145,277 shares of Series Z Preferred Stock were valued at $743,818, resulting in a capital contribution of $210,182 on the settlement of the liability.

The Company’s accrued officer compensation (Note 6) as of September 30, 2021 and 2020, substantially consists of amounts owed pursuant to the employment agreement which weren’t converted into the 2016 note or settled in the 2021 settlement.

Rayne Forecast Inc. consulting agreement

Rayne Forecast, Inc. (RFI), an entity owned by the CEO, is a party with the Company to a Consulting Agreement, pursuant to which the CEO, through RFI, provides certain services to the Company in connection with his role as the Company’s CEO and is compensated, through RFI, for certain services rendered to the Company. Pursuant to the terms of the Consulting Agreement, as amended, the Company shall pay to the CEO a minimum fee of $50,000 up to a maximum fee of $500,000 for the CEO’s reasonable services in any merger or acquisition involving the Company. The agreement provides that any such fees are not “finder’s fees” and are not to be calculated on the basis of any percentage of the amount of any financing or the deemed monetary value of any merger or acquisition transaction. The fees may be paid in Company stock or cash depending, among other items, on the cash availability of the Company. As of September 30, 2020, $141,883 payable to RFI for the CEO’s reasonable services (as defined in the Consulting Agreement) is included in accrued expenses on the accompanying consolidated balance sheet.

On September 30, 2021, the Company and RFI entered into an exchange agreement whereby the Company issued RFI 27,712 shares of Series Z Preferred Stock in exchange for the settlement of the $141,883 due to RFI.

Black Mountain Botanicals

Black Mountain Botanicals (BMB) was a contractor of the Company for sales and procurement, owned by the President’s spouse. During the year ended September 30, 2020, BMB was paid $45,600 for such services. Additionally, during the year ended September 30, 2020, BMB collected and processed the Company’s credit card charges from sales and advanced funds totaling $60,391 and remitted $59,626 in the same time period. The transaction fee for the service is three percent (3%).

Dustin Sullivan, Board Member and Chief Operating Officer, employment agreement

On September 1, 2018, the Company entered into an employment agreement with Dustin Sullivan providing for an annual salary of $150,000. Additionally, pursuant to terms of the employment agreement, 519,568 shares of common stock valued at $41,667 were issued to Mr. Sullivan during 2020 (Note 7). During the second quarter of 2020, Mr. Sullivan resigned as Chief Operating Officer and was appointed to the Board of Directors.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Significant Customers

At September 30, 2021 and 2020, the Company had the following customer concentrations:

	Revenues		Accounts Receivable
	2021	2020	2021	2020
Customer A	*	*	*	21%
Customer B	*	*	*	13%
Customer C	*	22%	*	*
* = <10%

11. Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The components of income tax expense for the years ended September 30, 2021 and 2020 consist of the following:

	2021	2020
Federal and State tax at statutory rate	26%	26%
Temporary differences	8%	-1%
Permanent differences	-6%	-15%
Valuation allowance	-28%	-10%
Effective rate	0%	0%

Significant components of the Company’s deferred tax assets as of September 30, 2021 and 2020 are summarized below.

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,729,000	$1,821,000
Valuation allowance	(3,729,000)	(1,821,000)
	$-	$-

As of September 30, 2021 and 2020, the Company had approximately $14,347,000 and $7,023,000, respectively, of federal net operating loss carry forwards. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that there has not been any transaction to warrant any limitation of any previous operating losses.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $1,908,000 and $798,000 during the years ended September 30, 2021 and 2020, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2012 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. The Company has not filed its tax returns since 2013. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any. The Company is working with its accountants to prepare and file past due federal tax returns for 2013 through 2021, which are anticipated to be completed and filed in 2022.

12. Business Acquisitions

Kush Inc.

The Company completed an acquisition of all outstanding capital stock of Kush Inc. (aka Kushwear) on February 1, 2020, in a transaction accounted for under the acquisition method of accounting, whereby the assets acquired and the liabilities, if any assumed are to be valued at fair value, and, compared to the fair value of the consideration given to identify if there are any identifiable intangible assets to be recognized as a result of the transaction.

The recorded cost of this acquisition was based upon the fair market value of the assets and liabilities acquired. As consideration for all outstanding shares of Kushwear capital stock, the Company issued 500,000 shares of the Company’s common stock (Note 7) valued at $42,500 based on the closing price of the Company’s common stock on the date of acquisition. Kushwear has minimal assets and liabilities, and no sales or customer base as of the acquisition date. Accordingly, an acquisition impairment was immediately recognized. The Company purchased Kushwear for rebranding purposes to reach a younger demographic with its CBD products.

As a result of the acquisition, Kushwear is now a wholly owned subsidiary of the Company and is included in the accompanying consolidated financial statements only from the effective date through September 30, 2021.

CBD Life Brands, Inc.

The Company completed an acquisition of all outstanding capital stock of CBD Life Brands, Inc. on March 1, 2020, in a transaction accounted for under the acquisition method of accounting, whereby the assets acquired and the liabilities, if any assumed are to be valued at fair value, and, compared to the fair value of the consideration given to identify if there are any identifiable intangible assets to be recognized as a result of the transaction.

The recorded cost of this acquisition was based upon the fair market value of the assets and liabilities acquired. As consideration for all outstanding shares of CBD Life Brands, Inc. capital stock, the Company paid $100,000. The Company purchased CBD Life Brands, Inc. for its digital and social assets, copyrights, trademarks, and formulas/recipes for its CBD infused beverages valued at approximately $10,000. Accordingly, an acquisition impairment of $90,000 was immediately recognized.

As a result of the acquisition, CBD Life Brands, Inc. is now a wholly owned subsidiary of the Company and is included in the accompanying consolidated financial statements only from the effective date through September 30, 2021.

Retail Pro Associates

On April 25, 2020, the Company issued 4,000,000 shares of common stock (Note 7) valued at $324,800 for the acquisition of Retail Pro Associates. There were no significant assets or liabilities acquired; accordingly, an acquisition impairment was immediately recognized. As a result of the acquisition, Retail Pro Associates is now a wholly owned subsidiary of the Company and is included in the accompanying consolidated financial statements only from the effective date through September 30, 2021.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Subsequent Events

During October 2021, the Company entered into an 18% convertible promissory note with a lender totaling $1,111,111. The Company received proceeds totaling $1,000,000, with $500,000 received in October 2021 and the remaining $500,000 received in December 2021. The convertible note includes a 10% original issuance discount, matures in October 2022, and is convertible into the Company’s common stock at $0.054 per share. Additionally, the Company issued the lender a warrant to purchase 10,288,066 shares of common stock at $0.06 per share.

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. Additionally, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock as modification and commitment fees.

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration.

During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 based on such criteria. Deficiencies then existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may then have been considered to be material weaknesses. The matters involving internal controls and procedures that our management then considered to have been material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

The weaknesses and the related risks were not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, our Chief Financial Officer performed additional analyses and other procedures, including the retention of qualified accounting professionals and the employment of a Controller in September 2018 to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. As of December 31, 2020, our management concluded that our internal controls over financial reporting, as of December 31, 2020, were no longer ineffective based on the above-referenced criteria.

By virtue of our receipt of additional financing during our 2020 fiscal year, we undertook remediation measures to address the above-described two-year old material weaknesses described in this Annual Report. Such remediation activities included the following:

(i)	we updated the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we implemented procedures pursuant to which we can now ensure segregation of duties and hired additional resources to ensure appropriate review and oversight.

Notwithstanding the changes to our system of internal controls during the preceding two fiscal years, as described herein, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

Item 9c. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers are appointed by, and serve at the pleasure of, our Board, holding office until their death, resignation, or removal from office. Each of our directors serve a one-year term, with the current director serving until the next annual meeting of stockholders, until his respective successor has been duly elected and qualified, or until his death, resignation, or removal.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position	Date First Elected or Appointed

Todd Davis	55	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, and Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee	January 1, 2002
Daniel Brandwein	57	Independent Director and Compensation Committee Member	March 19, 2020
Peter Governale	56	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	March 20, 2020
Dustin Sullivan	47	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	March 20, 2020
Irving Minnaker	63	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	September 15, 2021

Todd Davis – Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer. Mr. Davis joined us in January 2002 as our Chief Financial Officer and a director, and has served as our Chief Executive Officer, President, Treasurer, and Chairman of the Board since June 2004. Mr. Davis previously worked as an investment banker in Chicago, Illinois from October 1990 to December 2000 at Thomas James Associates, Inc., Baron Chase Securities, Inc., Lexington Securities, Inc., and Access Financial Group, Inc., where he was engaged in over 100 initial public offerings, follow-on offerings, and private placements. Following his tenure on Wall Street, Mr. Davis worked as an independent consultant, an advisor in the biomedical and pharmaceutical industries beginning in March 2000 through April 2003. In January 2002, he was hired as the Chief Financial Officer of PanaMed Corporation, and was later appointed Chief Executive Officer in June 2004. Mr. Davis holds a Bachelor of Science degree in Administrative Communications from Northern Arizona University, and has partially completed a master’s degree in International Finance from Arizona State University. Additionally, Mr. Davis previously held Series 7 and 63 licenses from 1990 to 2002. We believe that Mr. Davis is qualified to serve on our Board because of he has served in multiple C-level positions in public companies and has the experience and knowledge necessary to lead us. We believe that Mr. Davis’ status as our long-time Chairman of the Board and executive officer allows him to have a great understanding of what is required to advance our business, which qualifies him to serve on our Board.

Daniel Brandwein, D.P.M., F.A.C., F.A.S. – Director. Dr. Brandwein joined our Board in March 2020 as an independent director. Dr. Brandwein is a leading podiatrist, with over 30 years’ experience in podiatry medicine and surgery and has operated a private practice in South Florida since 2002. He has several publications and peer reviews in top medical journals with high impact factors. Dr. Brandwein holds a Bachelor of Science degree from the University of Pittsburgh, a Doctorate of Podiatric Medicine and Health Sciences from the College of Podiatric Medicine, and completed his residency at Union Hospital, New Jersey. He is board certified by the American Board of Podiatric Surgery, and is an American College of Foot and Ankle Surgeons Fellow. In his free time, Mr. Brandwein volunteers at free clinics for low-income families, and gives educational lectures on various topics, including senior podiatry, diabetic patients, and sports medicine. We believe that Dr. Brandwein’s background and experience in medical issues allows him to have a great understanding of what is required to assess our current and prospective products to market, which qualifies him to serve on our Board.

Peter Governale – Director. Mr. Governale joined our Board in March 2020 as an independent director. He is a leading expert in with wine and spirit industry, with more than 15 years’ experience successfully launching and developing wine and liquor startups. In addition to his position on the Company’s Board, Mr. Governale currently serves as Vice President and Chief Marketing officer of Notorious Wines, Inc, a highly rated vintner, with annual sales in excess of 60,000 cases, and a distribution network throughout the US and globally. Prior to this, Mr. Governale served as Managing Partner of BH Group USA, LLC from July 2011 to January 2020, as Vice President of East Coast Wine and Spirits from February 2007 to January 2010, and as an Equity Trader at Schonfeld Securities (later became Opus Trading Fund), from February 2001 to February 2007. Mr. Governale’s track record in the wine and spirits industry includes growing and managing Skinny Girl Margarita, and Notorious Pink Rosé. Mr. Governale holds a Bachelor of Science degree in Finance and Marketing from the New York Institute of Technology. We believe that Mr. Governale’s background and experience in product launches allows him to have a great understanding of what is required to bring our new products to market, which qualifies him to serve on our Board.

Dustin Sullivan – Director. Mr. Sullivan joined our Board in March 2020, as Chief Operating Officer. Since his resignation as our Chief Operating Officer, Mr. Sullivan serves as an independent director. Between September 2018 and March 2020, he also served as our Chief Operating Officer. He previously worked at Walgreens Boots Alliance, Inc. (“Walgreens”) from August 2000 to December 2015 in various roles, completing his tenure there as a Divisional Merchandise Manager. In his time at Walgreens, he worked with large healthcare consumer packaged goods companies to launch a variety of brands within the nonprescription and healthcare business. Additionally, he served as Divisional Merchandise Manager, where he oversaw several large prescription drugs to nonprescription drugs conversions (e.g., Nasacort, Flonase, and Nexium). After leaving Walgreens in December 2015, Mr. Sullivan worked at Impulse Health, LLC, serving as Vice President of their Health and Wellness consulting division. In this role, his team lead the sales, marketing, and financial planning of several new brands, launching in markets ranging from specialty/niche distribution to thirty thousand plus grocery, drug, and mass retail outlets. Mr. Sullivan holds a Bachelor of Arts degree in Secondary Education, History, and Economics, and was a teacher in Chicago, Illinois from January 1997 to January 2000. In March 2020, Mr. Sullivan resigned as our Chief Operating Officer, but remained on our Board as an independent director. We believe that Mr. Sullivan’s background and experience in retail business development allows him to have a great understanding of what is required to bring new products to market, which qualifies him to serve on our Board.

Irving Minnaker – Director. Mr. Minnaker joined our Board in September 2021, as an independent director.  Prior to joining the Company, Mr. Minnaker served as a Senior Vice President of Retail Sales and Trading at Lehman Brothers from January 1986 to December 1993. Additionally, he served as Senior Vice President of Retail Sales at Prudential Financial from January 1994 to December 1996, and Head of International Sales for Eco Building Products, Inc. from October  2010 to November 2011. Since December 2014, he has served as an Executive Vice President at Apollo Capital Group, Inc. Mr. Minnaker is also an independent director of Chemical Technologies Holding Corporation and Comprehensive Business Developers Inc.  Mr. Minnaker holds a Bachelor of Arts in Finance from the University of Miami.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of our executive officers or director has been involved in any of the following events during the past ten years:

(a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (ii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)	being the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)	being found by a court of competent jurisdiction (in a civil action), the Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been reversed, suspended, or vacated;

(f)	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(g)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which term is defined as follows:

(a)	all individuals serving as our principal executive officer and principal financial officer during the years ended September 30, 2021, 2020, and 2019; and

(b)	each of our three other most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2021, 2020, and 2019.

Except as set forth in the following table, we did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2020.

Name and Position	Fiscal Year	Salary ($)		Stock Awards ($) (1)			Total ($)

Todd Davis (2)
Chief Executive Officer, President,	2021	$		$			$
Treasurer, and Chairman of the Board	2020		$156,000		$-			$156,000
	2019		$156,000		$-			$156,000
Dustin Sullivan (3)
Director, (Former)	2021		$-			$-		$-
Chief Operating Officer	2020		$150,000		$223,317			$373,317
	2019		$37,500		$-			$37,500
Ronald Cotting (4)
Director of Operations	2021		$-			$-		$-
	2020		$25,000		$-			$25,000
	2019		$-		$-			$-
	2018		$-		$-			$-
Stephen A. Herron, Sr. (5)
Director of Sales	2021		$-		$-			$-
	2020		$25,000		$-			$25,000
	2019		$-		$-			$-

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.
(2)	Mr. Davis was appointed as our Chief Financial Officer on January 1, 2002 and as our Chief Executive Officer, President, Treasurer, and Chairman of the Board on June 4, 2004.
(3)	Mr. Sullivan was our Chief Operating Officer from September 2018 until March 2020.
(4)	Mr. Cotting joined the Company as our Director of Operations (a non-executive officer level position) on April 1, 2020.
(5)	Mr. Herron joined the Company as our Director of Sales (a non-executive officer level position) on April 1, 2020.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Todd Davis

On April 4, 2005, we entered into an employment agreement with Mr. Davis. Pursuant to the employment agreement, Mr. Davis is entitled to a base salary of $156,000 per year. Mr. Davis is also eligible to receive an annual bonus as provided for under an annual incentive plan sponsored and maintained by us and/or as the Board determines in its discretion, as well as options to purchase shares of Common Stock as the Board determines in its discretion. In addition to certain payments due to Mr. Davis upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Finally, Mr. Davis is eligible for certain other welfare, pension, and incentive benefits available to all of our senior executives.

Mr. Davis earned total cash compensation for his services to us in the amount of $156,000 for each of fiscal 2021, 2020, and 2019.

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or unvested stock awards outstanding as of September 30, 2021.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our director or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as disclosed below, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our director or executive officers at, following, or in connection with the resignation, retirement, or other termination of our director or executive officers, or a change in control of our Company or a change in our director’s or executive officers’ responsibilities following a change in control.

Mr. Davis and our other senior executives are entitled to payments upon termination pursuant to the terms of their respective employment agreements. If the officer’s employment is terminated by us “without cause” or by the officer for “good reason” (each term as defined in the employment agreement), we are obligated to pay to the officer (i) his base salary and any bonus earned and/or accrued, but unpaid through the date of termination, (ii) a pro rata portion of the officer’s annual bonus for the fiscal year in which the officer’s termination occurs in an amount at least equal to (1) the officer’s target bonus amount, multiplied by (2) a fraction, the number of which is the number of days in the fiscal year in which the termination occurs through the date of termination and the denominator of which is 365 (the “Pro-Rated Bonus”), (iii) any accrued vacation pay, and (iv) a lump-sum cash payment equal to 50% of the officer’s then-current base salary. We are also obligated to continue for a period of six months following the termination, medical, hospitalization, dental, and life insurance programs the officer and his dependents were participating immediately prior to the date of termination (the “Continued Benefits”).

If the officer’s employment is terminated by us for “cause” or by the officer “without good cause” (each term as defined in the employment agreement), we are obligated to pay the officer his base salary and accrued vacation pay through the date of termination. If the officer’s employment is terminated for “disability” (as that term is defined in the employment agreement), we are obligated to pay the officer his base salary, bonus, and accrued vacation pay through the date of termination as soon as practicable following the date of termination, the Pro-Rated Bonus, and the Continued Benefits for a period of one year.

If the officer’s employment is terminated by reason of death, we are obligated to pay to his beneficiaries, legal representatives, or estate, as the case may be, the officer’s base salary and accrued vacation pay through the date of termination, his Pro-Rated Bonus, and the Continued Benefits, for the benefit of the officer’s spouse and dependence, for a period of two years.

Director Summary Compensation Table

As of the end of our 2021 fiscal year, we had four non-employee directors. We did not compensate them for their service as directors during any of the years in which they served.

Risk Assessment in Compensation Programs

During our 2021, 2020, and 2019 fiscal years, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners, Management and Directors

To our knowledge, based on information furnished to us, each person named in the tables below has sole voting and investment power with respect to such shares, shown as beneficially owned by such person, except as otherwise indicated. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the Commission. The Commission has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant, or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account, or similar arrangement, or (iv) the automatic termination of a trust, discretionary account, or similar arrangement.

The following table sets forth, as of March 25, 2022, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO (2) c/o 38246 N. Hazelwood Circle Cave Creek, AZ 85331	Common Stock	141,786,045	25.49%
Daniel Brandwein, Director 159 South Pompano Parkway Pompano Beach, FL 33069	Common Stock	4,713,843	*	%
Peter Governale, Director 210 Crabapple Road Manhasset, NY 11030	Common Stock	488,274	*	%
Irving Minnaker
550 South Ocean Blvd, Apt. 1201
Boca Raton Florida 33432	Common Stock	-	*	%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Common Stock	3,825,654	*	%
Directors and Executive Officers as a Group (4 persons)	Common Stock	150,813,816	27.11%

* Less than 1%

(1)	Applicable percentage of ownership is based on 484,292,585 shares of our Common Stock outstanding as of March 25, 2022, plus, for each stockholder, all shares that such stockholder could be issued within 60 days upon the conversion or exercise of any convertible or exercisable securities.

(2)	Includes 69,828,928 shares of our Common Stock held by Rayne Forecast Inc. (“Rayne”), an entity over which Mr. Davis has dispositive and voting authority and 71,957,117 shares of our Common Stock underlying the 719,571 shares of our Series Z Stock held by Rayne. Notwithstanding the percentage noted on the table, Rayne and Mr. Davis have voting power, through the Series Z Stock, in excess of 50% of our total voting power.

The following table sets forth, as of March 25, 2022, certain information with respect to the beneficial ownership of our Series Z Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO c/o 38246 N. Hazelwood Circle Cave Creek, AZ 85331	Series Z Convertible Preferred Stock	719,571	100.0%
Daniel Brandwein, Director 159 South Pompano Parkway Pompano Beach, FL 33069	Series Z Convertible Preferred Stock	-	0.0%
Peter Governale, Director 210 Crabapple Road Manhasset, NY 11030	Series Z Convertible Preferred Stock	-	0.0%
Irving Minnaker
550 South Ocean Blvd, Apt. 1201 Boca Raton Florida 33432	Series Z Convertible Preferred Stock	-	0.0%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Series Z Convertible Preferred Stock	-	0.0%
Directors and Executive Officers as a Group (4)	Series Z Convertible Preferred Stock	719,571	100.0%

(1)	Applicable percentage of ownership is based on 719,571 shares of Series Z Stock outstanding as of March 25, 2022, plus, for each stockholder, all shares that such stockholder could be issued within 60 days upon the conversion or exercise of any convertible or exercisable securities.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Related Party Transactions

When we are contemplating entering into any transaction in which any executive officer, director, director nominee, or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the Chairman of the Board for his consideration. The Board has not adopted a written policy for related party transactions.

Except for the transactions described below, we have had no related party transactions during the fiscal years ended September 30, 2019, 2020, and 2021.

Transactions with Todd Davis and Rayne

Todd Davis, our Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, is the owner of Rayne. Commencing in 2001, Mr. Davis, through Rayne (which was then an Illinois-domiciled corporation through October of 2015 and thereafter was domiciled in Arizona), entered into a series of financial arrangements, consulting agreements (and amendments), and an employment agreement with us. During our fiscal years prior to our 2020 fiscal year, Rayne lent funds to us, portions of which were repaid by our issuing to Rayne shares of our Common Stock. Also, during those years, Rayne assisted us with certain business transactions and earned fees in respect thereof, which fees were accrued and portions of which were repaid by our issuing to Rayne shares of our Common Stock. Mr. Davis, directly, entered into an employment agreement with us in 2005, pursuant to which he is to receive $156,000 in annual compensation. During our fiscal years prior to our 2021 fiscal year, as well as in our 2021 fiscal year, much of Mr. Davis’ compensation has been accrued. Effective September 30, 2021, we issued 719,571 shares of our Series Z Stock to Rayne in consideration of the retirement of our accrued obligations (approximately $2.5 million) to Rayne and Mr. Davis.

Mr. Davis has two primary functions with the Company. The first, for which he spends approximately 90% of his business time, is operational: sourcing raw materials, overseeing manufacturing, tending to marketing and distribution, monitoring accounts receivable, and collecting the receivables. Relative to his operational duties (which stem from his services as the Company’s executive officer), the Company paid or accrued a salary for Mr. Davis. The second function, for which Mr. Davis spends approximately 10% of his business time, is financial: interfacing with a variety of potential sources of debt and equity financing for the Company. Relative to his financial duties (which stemmed from his services as the Company’s sole director through late March 2020), the Company periodically paid additional compensation or a bonus to Mr. Davis through his consulting agreement, as amended. For certain personal reasons, Mr. Davis has determined to have the Company pay his employment agreement- based compensation through his consulting agreement, rather than through his employment agreement. So long as he performs the duties of an executive officer and a director of the Company, Mr. Davis and the Company have taken the position that the specific form of agreement under which payment is tendered or accrued is irrelevant.

Transactions with Black Mountain Botanicals

From April 2019 through December 2019, Black Mountain Botanicals (BMB), an entity owned by the spouse of our President, was a contractor of the Company for sales and procurement. During the years ended September 30, 2020, and September 30, 2019, BMB was paid $45,600 and $31,674, respectively, for such services. Additionally, during the years ended September 30, 2020, and September 30, 2019, BMB collected and processed the Company’s credit card charges from sales and advanced funds totaling $60,391 and $151,084, respectively, and remitted $59,626 and $146,611, respectively, in the same time period. The transaction fee for the service is three percent.

Director Independence

Our Board is currently composed of four members: Mr. Davis, Dr. Brandwein, Mr. Governale, Mr. Minnaker, and Mr. Sullivan. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that Dr. Brandwein, Mr. Governale, Mr. Minnaker and Mr. Sullivan are independent in accordance with the rules of The Nasdaq Stock Market, LLC, and the Commission.

Board Committees

Our Board has three board committees – Audit Committee, Compensation Committee, and Governance and Nominating Committee. The membership of the committees are as follows:

Committees	Audit Committee	Compensation Committee	Governance and Nominating Committee
Members:	Todd Davis (Chair) Peter Governale Irving Minnaker Dustin Sullivan	Todd Davis (Chair) Peter Governale Irving Minnaker Dustin Sullivan	Todd Davis (Chair) Peter Governale Irving Minnaker Dustin Sullivan

Audit Committee

On January 1, 2021, our Board adopted an audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Governale, Minnaker, Sullivan, and Davis (Chairman) serve on the Audit Committee. As of the date of this Annual Report on Form 10-K, none of the members qualifies as an “audit committee financial expert.”

The Audit Committee Charter requires that each member of the Audit Committee meet the independence requirements of The Nasdaq Stock Market LLC and the Commission and requires that the Audit Committee have at least one member that qualifies as an “audit committee financial expert.” We intend to identify potential new directors who can serve as Audit Committee members and satisfy these requirements. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist our Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions.

Compensation Committee

On January 1, 2021, our Board approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Dr. Brandwein and Messrs. Governale, Minnaker Sullivan, and Davis (Chairman) serve as members of the Compensation Committee. Dr. Brandwein and Messrs. Governale and Sullivan each meet the independence requirements of The Nasdaq Stock Market LLC and the Commission, qualify as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualify as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs.

Governance and Nominating Committee

On January 1, 2021, our Board approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Governale, Minnaker Sullivan, and Davis (Chairman) serve as members of the Nominating Committee. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of the Nasdaq Stock Market LLC and the Commission; however, currently only Messrs. Governale, Minnaker and Sullivan qualify as independent directors. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws.

Item 14. Principal and Accounting Fees and Services.

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2021 and 2020 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, Turner, Stone & Company, LLP, which served as the Company’s auditor from fiscal years ending September 30, 2020 and September 30, 2021 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2021.

Description	September 30, 2021	September 30, 2020
Audit fees	$75,413	$32,022
Audit-related fees	-	-
Legal fees	-	-
All other fees	-	-
Total	$75,413	$32,022

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, Dated January 1, 2021

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

10.1**	Stock Purchase Agreement by and among Kush Inc and the Registrant, dated February 1, 2020

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32*	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33*	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1**	List of Subsidiaries

31.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x. 101.INS	Inline XBRL Instance Document

Ex. 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

March 31, 2022	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: March 31, 2022
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Daniel Brandwien	Dated: March 31, 2022
Daniel Brandwien
Director

/s/ Peter Governale	Dated: March 31, 2022
Peter Governale Director

/s/ Irving Minnaker	Dated: March 31, 2022
Irving Minnaker Director

/s/ Dustin Sullivan	Dated: March 31, 2022
Dustin Sullivan Director

