Form 10-Q
period 2021-12-31
Endexx Corp
filed 2022-04-25
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____to _______

Commission File Number: 000-30233

Endexx Corporation

(Exact name of registrant as specified in its charter)

Nevada	30-0353162
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

38246 North Hazelwood Circle

Cave Creek, AZ 85331

(Address of principal executive offices)

(480) 595-6900

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 496,292,585 common shares as of April 20, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2021 (unaudited) and September 30, 2021;
F-2	Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit as of December 31, 2021 and 2020;
F-4	Condensed Consolidated Statements of Cash Flows for the ended December 31, 2021 and 2020 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
	(UNAUDITED)	(AUDITED)
Assets
Current assets
Cash	$191,789	$20,867
Accounts receivable, net of allowance of $58,257, respectively	84,214	50,755
Inventory, net of allowance of $1,029,455 and $1,001,542, respectively	899,293	920,812
Prepaid expenses	25,696	41,648
Total current assets	1,200,992	1,034,082

Investment in marketable securities	9,920	9,920
Property and equipment, net of accumulated depreciation of $80,488 and $75,388, respectively	444,561	449,661
Prepaid expenses	250,000	250,000
Intangible - website domains	16,250	16,250
Total assets	$1,921,723	$1,759,913

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,177,726	$1,020,464
Customer deposit	15,182	36,705
Accrued expenses	16,709	43,469
Accrued interest	1,311,850	1,095,248
Payroll and taxes payable, including related party	933,921	849,919
Notes payable, net of discount of $-0- and $10,957, respectively	1,216,633	1,201,584
Convertible notes payable, net of discount of $95,738 and $-0-, respectively	6,467,484	5,452,111
Derivative liability	1,371,645	1,799,354
Total current liabilities	12,511,150	11,498,854

Notes payable, net of current portion	248,200	248,200
Total liabilities	12,759,350	11,747,054

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series Z preferred stock, 719,571 issued and outstanding, respectively	72	72
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 495,086,738 and 486,313,058 issued and outstanding, respectively	49,508	48,631
Additional paid-in capital	30,273,660	29,477,818
Accumulated deficit	(41,161,049)	(39,513,844)
Total stockholders’ deficit	(10,837,627)	(9,987,141)
Total liabilities and stockholders’ deficit	$1,921,723	$1,759,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	December 31,
	2021	2020

Revenues	$274,591	$148,786
Cost of revenues	230,423	50,711
Inventory impairment	27,913	198,698
Gross profit (loss)	16,255	(100,623)

Operating expenses
Depreciation	5,100	5,100
Advertising and promotion	323,648	304,307
Payroll expenses	168,086	147,636
Professional fees	686,373	161,802
Research and development	2,351	3,004
General and administrative expenses	254,639	200,266
Total operating expenses	1,440,197	822,115

Loss from operations	(1,423,942)	(922,738)

Other (income) and expense
Change in fair value of derivative liability	(427,709)	(824,867)
Financing costs and discount amortization	523,196	632,732
Interest expenses	242,254	268,048
Default penalty	-	91,576
Gain on settlement of liabilities	(114,478)	-
Total other (income) expense	223,263	167,489

Net loss	$(1,647,205)	$(1,090,227)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	492,786,146	418,249,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2020	7,296,000	$730	-	$-	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	-	-	4,323,695	432	202,568	-	203,000
Shares issued for services	-	-	-	-	500,000	50	25,810	-	25,860
Shares issued for debt settlement	-	-	-	-	26,371,210	2,637	756,048	-	758,685
Settlement of derivative liability	-	-	-	-	-	-	1,420,444	-	1,420,444
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	9,000,000	900	(352)	-	-
Net loss	-	-	-	-	-	-	-	(1,090,227)	(1,090,227)
Balances at December 31, 2020	1,824,000	$182	-	$-	445,103,046	$44,510	$23,415,015	$(33,795,917)	$(10,336,210)

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)
Shares issued for private placements	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$(10,837,627)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	December 31,
	2021	2020
Operating activities
Net loss	$(1,647,205)	$(1,090,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	300,000	25,860
Shares issued for financing costs	135,813	-
Warrants issued for financing costs	360,906	-
Depreciation and amortization	5,100	5,100
Amortization of debt discount	26,330	603,982
Change in fair value of derivative liability	(427,709)	(824,867)
Gain from settlement of liabilities	(114,478)	-
Impairment expense	27,913	198,698
Financing costs	147	28,750
Default penalty	-	91,576
Changes in operating assets and liabilities:
Accounts receivable	(33,459)	(11,506)
Inventory	(6,394)	(144,776)
Prepaid expenses	15,952	(500,000)
Accounts payable	157,262	49,545
Customer deposit	(21,523)	41,137
Accrued expenses	(26,760)	2,500
Accrued interest	218,192	231,629
Accrued interest, related party	-	21,444
Payroll and taxes payable, primarily related party	84,002	76,270
Net cash used in operating activities	(945,911)	(1,194,885)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from sale of common stock	-	203,000
Proceeds from convertible notes payable	999,853	266,250
Proceeds from notes payable	116,980	805,000
Repayment of note payable	-	(20,750)
Net cash provided by financing activities	1,116,833	1,253,500

Net increase in cash	$170,922	$58,615
Cash, beginning of period	20,867	4,650
Cash, end of period	$191,789	$63,265

Cash paid for income taxes	$-	$-
Cash paid for interest	$24,062	$14,975

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$758,685
Derivative liability settled through conversion of convertible notes	$-	$1,420,444
Debt discount at origination	$111,111	$30,000
Amortization of right-of-use asset and lease liability	$-	$10,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Presentation and Going Concern

The Company prepares its condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The operating results of the above listed wholly owned subsidiaries were consolidated with the condensed consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2021, we have a working capital deficit of $11,310,158, and an accumulated deficit of $41,161,049. During the period ended December 31, 2021, we had a net loss of $1,647,205 and cash used in operating activities of $945,911. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2022 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of December 31, 2021 and September 30, 2021.

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

At December 31, 2021 and September 30, 2021, we recorded $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of December 31, 2021 and September 30, 2021, the Company had $275,696 and $291,648, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of December 31, 2021, none of the barter credits have been used and have been recorded as non-current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the period ended December 31, 2021, the Company recorded no impairment losses related to barter credits and no barter credits were used.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the period ended December 31, 2021, we recorded no impairment charges related to other intangible assets.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents the Company’s revenues disaggregated by type:

	For the three months ended
	December 31
	2021	2020
Wholesale	$261,398	$102,551
Retail	13,193	46,235
	$274,591	$148,786

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the period ended December 31, 2021, except as disclosed.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of December 31, 2021 and September 30, 2021:

December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	1,371,645	1,371,645
	$9,920	$-	$1,371,645	$1,381,565

September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	1,799,354	1,799,354
	$9,920	$-	$1,799,354	$1,809,274

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2021	$1,799,354
Change in fair value	(427,709)
Balance at December 31, 2021	$1,371,645

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

At December 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.031; a risk-free interest rate of 0.19%, and expected volatility of the Company’s common stock of 87%, various estimated exercise prices, and terms under one year.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $2,351 and $3,004 for the periods ended December 31, 2021 and 2020, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $323,648 and $304,307 for the periods ended December 31, 2021 and 2020, respectively.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had total potential additional dilutive securities outstanding at December 31, 2021 and September 30, 2021, as follows.

	December 31,	September 30,
	2021	2021
Warrants	31,225,566	20,750,000
Convertible debt	187,515,209	139,000,018
	218,740,775	159,750,018

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Pronouncements

During the period ended December 31, 2021, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2021	2021
Raw materials and packaging components	$410,569	$410,569
Finished goods	1,175,427	1,187,096
Consigned goods	242,210	224,147
Apparel	100,542	100,542
Less obsolescence allowance	(1,029,455)	(1,001,542)
	$899,293	$920,812

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2021	2021
Land	$114,200	$114,200
Building	305,800	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	525,049	525,049
Less accumulated depreciation	(80,488)	(75,388)
	$444,561	$449,661

5. Debt

Notes payable

The Company’s notes payable as of December 31, 2021, are summarized as follows:

				Balances - December 31, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	-	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	-
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
				$1,464,833	$-

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable as of September 30, 2021, are summarized as follows:

				Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
				$1,460,741	$10,957

At December 31, 2021 and September 30, 2021, accrued interest related to notes payable totaled $133,694 and $105,403, respectively.

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration.

Convertible notes payable

The Company’s convertible notes payable as of December 31, 2021, are summarized as follows:

					Balances - December 31, 2021
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$366,486
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	209,420
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	366,486
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	-	104,710
Noteholder A	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder D	10/13/2021	10/13/2022	18%	$0.054/share	555,555	43,531	-
Noteholder D	12/9/2021	12/9/2022	18%	$0.054/share	555,556	52,207	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$6,563,222	$95,738	$1,047,102

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At December 31, 2021 and September 30, 2021, accrued interest related to convertible notes payable totaled $1,178,156 and $989,845, respectively, and the derivative liability balances related to the accrued interest totaled $324,543 and $357,154, respectively.

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2021	2021
Accrued payroll - Officer	$134,761	$95,761
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	671,055	626,053
	$933,921	$849,919

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of December 31, 2021 and September 30, 2021, the Company’s issued and outstanding common stock totaled 495,086,738 and 486,313,058, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. During the year ended September 30, 2021, 5,472,000 shares of Series A Preferred Stock were exchanged for 9,000,000 shares of the Company’s common stock. As of December 31, 2021 and September 30, 2021, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of December 31, 2021 and September 30, 2021, the Company’s issued and outstanding Series Z Preferred Stock totaled 719,571, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Issuances for services

During October 2021, the Company issued 6,211,180 shares of common stock valued at $300,000 in connection with a services agreement.

Issuances for financing costs

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock as modification and commitment fees.

Warrants outstanding

During the year ended September 30, 2019, the Company issued warrants for the purchase of 20,750,000 shares of common stock in connection with convertible note issuances. These warrants expire after four years and have exercise prices ranging from $.055 to $.355.

During October 2021, the Company issued warrants for the purchase of 187,500 shares of common stock with a total value of $7,587 in connection with note issuances. These warrants expire after five years and have an exercise price of $0.08.

During December 2021, the Company issued warrants for the purchase of 10,288,066 shares of common stock with a total value of $353,319 in connection with a note issuance. The warrants expire after five years and have an exercise price of $0.06.

A summary of the status of the Company’s warrant grants as of December 31, 2021 and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2021	20,750,000	$0.12	1.4 years
Granted	10,475,566	0.06	5.0 years
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2021	31,225,566	$0.10	2.4 years
Exercisable at December 31, 2021	31,225,566	$0.10	2.4 years

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Related Party Transactions

Todd Davis, CEO and CFO, employment agreement

During April 2005, the Company entered into an employment agreement with Todd Davis providing for an annual salary of $156,000. The Company’s accrued payroll and payroll taxes payable (Note 6) includes amounts owed pursuant to the employment agreement which are unpaid as of the balance sheet dates.

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

10. Significant Customers

At December 31, 2021 and September 30, 2021, the Company had no significant revenue or accounts receivable concentrations. The Company reviewed all income tax positions taken or that the Company expects to be taken for all open years and determined that its income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2012 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. The Company has not filed its tax returns since 2013. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any. The Company is working with its accountants to prepare and file past due federal tax returns for 2013 through 2021, which are anticipated to be completed and filed in 2022.

11. Subsequent Events

During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K (the “Form 10-K”).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed under “Forward-Looking Statements,” “Item 1. Overview,” and “Item 1A. Risk Factors” sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In June 2005, we filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to change our name to Endexx Corporation. At that time, we adopted our current trading symbol, “EDXC.” In September 2005, PanaMed Corporation acquired VBB, and SaaS provider, through a merger, whereby VBB merged with and into us, and we were the surviving entity. Subsequently, we operated as a diversified technology and SaaS and compliance and tracking systems company, until we shifted our focus to the hemp-derived product industry in August 2014. In October 2018, we changed our name to CBD Unlimited, Inc., and in May 2020, we changed our name back to Endexx Corporation, with CBD Unlimited, Inc., becoming our wholly-owned subsidiary. On January 25, 2021, we filed our Amended and Restated Articles of Incorporation.

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended and December 31, 2020

Revenues

Revenues for the three months ended December 31, 2021 were $274,591, as compared to $148,786 for the three months ended December 31, 2020, a $125,805 increase. The increase in revenue is attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended December 31, 2021 was a profit of $16,255, as compared to a loss of $100,623 for the three months ended December 31, 2020. The improvement in gross profit was attributable to increased quarter-over-quarter revenues and decreases in inventory impairment between the quarters.

Operating Expenses

Operating expenses for the three months ended December 31, 2021, were $1,440,197, as compared to $822,115 for the three months ended December 31, 2020, an increase of $618,082. The increase in operating expenses over the prior period can be attributed to significant increases in professional fees, consulting fees, advertising expenses, general and administration expenses, and payroll and benefits costs.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other income for the three months ended December 31, 2021 was $223,263, as compared to other income of $167,489 for the three months ended December 31, 2020, a $55,774 increase. This is the result of lower interest expenses, and a gain of $114,478 on settlement liabilities. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2021 was $1,423,942, as compared to loss from operations of $922,738 for the three months ended December 31, 2020, an increase in net loss from operations of $501,204. The increase in loss from operations was the result of an increase in gross revenues that was more than offset by (i) an increase in cost of revenues and (ii) an increase in total operating expenses. Total net loss for the three months ended December 31, 2021 was $1,647,205, as compared to a total net loss of $1,090,227 for the three months ended December 31, 2020, an increase of $556,978 in total net loss. At the end of each period, derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2022 only in part due to the COVID-19 pandemic. Nevertheless, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will slowly abate, as the positivity rate in tests for COVID-19 continues to decrease along with the new infection and mortality rates and the number of people becoming vaccinated continues to increase.

Liquidity and Capital Resources – Three months ended December 31, 2021

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of December 31, 2021, we had a stockholders’ deficit of $10,837,627, a working capital deficit of $11,310,158, and we incurred an accumulated deficit of $41,161,049 and incurred a net loss of $1,647,205 in the three months ended December 31, 2021. Additionally, we utilized $945,911 in cash during the three months ended December 31, 2021, while we received $1,116,833 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of December 31, 2021, we had a cash position of $191,789. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the three months ended December 31, 2021, our cash used in operating activities amounted to an outflow of $945,911, compared to cash used during the three months ended December 31, 2020 of $1,194,885. The decrease in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, and accrued interest on notes payable.

Cash Flow – Financing Activities

For the three months ended December 31, 2021, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the issuances of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $116,980 in proceeds from the issuance of notes payable.

For the three months ended December 31, 2020, our cash provided by financing activities amounted to $1,253,500, which includes $203,000 in proceeds received from the issuances of our Common Stock, $266,250 in proceeds from the issuance of convertible notes (less repayments of $20,750 of convertible notes), and $805,000 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the three months ended December 31, 2021 and 2020 was $0.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and, as of December 31, 2021, we had approximately $899,293 of product in inventory, which was a decrease of approximately $21,519, compared to approximately $920,812 at December 31, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the three months ended December 31, 2021 and 2020, we recognized stock-based compensation expense of approximately $300,000, and $25,860, respectively.

Off Balance Sheet Arrangements

As of December 31, 2021 and on December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following shares of our Common Stock in the three months ended December 31, 2021:

In October 2021, the Company issued 6,211,180 shares of common stock valued at $300,000 in connection with a services agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

In October 2021, the Company and a noteholder agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue the noteholder (identified as Noteholder J in the footnotes to our financial statements) a total of 2,562,500 shares of common stock as modification and commitment fees. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

We issued the following promissory note convertible into shares of our Common Stock in the three months ended December 31, 2021:

During October 2021, we entered into an 18% convertible promissory note with an initial principal amount of $1,111,111 with an otherwise unaffiliated lender. We received proceeds totaling $1,000,000, with $500,000 received in October 2021 and the remaining $500,000 received in December 2021. The convertible promissory note includes a 10% original issuance discount, matures in October 2022, and is convertible into our common stock at $0.054 per share. We issued the promissory note in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

We granted the following warrants exercisable for shares of our Common Stock in the three months ended December 31, 2021:

In October 2021, the Company granted five-year warrants for the purchase of 187,500 shares of common stock at an exercise price of $0.08 with a total value of $7,587 in connection with the issuances of certain note. We granted the warrants in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

In December 2021, the Company granted five-year warrants for the purchase of 10,288,066 shares of common stock at an exercise price of $0.06 with a total value of $353,319 in connection with the issuance of the above-referenced convertible promissory note. We granted the warrants in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, Dated January 1, 2021

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

10.1**	Stock Purchase Agreement by and among Kush Inc and the Registrant, dated February 1, 2020

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32@	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33@	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1**	List of Subsidiaries

31.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x. 101.INS	Inline XBRL Instance Document

Ex. 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

@ - Filed as exhibits with equivalent exhibit numbers to our annual Report on Form 10-K for our fiscal year ended September 30, 2021, filed with the Commission on March 31, 2022, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

April 25, 2022	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: April 25, 2022
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Daniel Brandwien	Dated: April 25, 2022
Daniel Brandwien
Director

/s/ Peter Governale	Dated: April 25, 2022
Peter Governale Director

/s/ Irving Minnaker	Dated: April 25, 2022
Irving Minnaker Director

/s/ Dustin Sullivan	Dated: April 25, 2022
Dustin Sullivan Director

