Form 10-Q
period 2022-03-31
Endexx Corp
filed 2022-05-12
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 500,403,696  common shares as of May 12, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and September 30, 2021;
F-2	Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit as of March 31, 2022 and 2021 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(UNAUDITED)
Assets
Current assets
Cash	$26,580	$20,867
Accounts receivable, net of allowance of $58,257, respectively	58,144	50,755
Inventory, net of allowance of $921,040 and $1,001,542, respectively	952,113	920,812
Prepaid expenses	25,696	41,648
Total current assets	1,062,533	1,034,082

Investment in marketable securities	420	9,920
Property and equipment, net of accumulated depreciation of $85,588 and $75,388, respectively	439,461	449,661
Prepaid expenses	250,000	250,000
Intangible - website domains	16,250	16,250
Total assets	$1,768,664	$1,759,913

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,540,067	$1,020,464
Customer deposit	15,182	36,705
Accrued expenses	16,725	43,469
Accrued interest	1,527,462	1,095,248
Payroll and taxes payable, including related party	1,014,196	849,919
Notes payable, net of discount of $-0- and $10,957, respectively	1,109,133	1,201,584
Convertible notes payable, net of discount of $68,341 and $-0-, respectively	6,494,881	5,452,111
Derivative liability	3,419,539	1,799,354
Total current liabilities	15,137,185	11,498,854

Notes payable, net of current portion	248,200	248,200
Total liabilities	15,385,385	11,747,054

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series Z preferred stock, 719,571 issued and outstanding, respectively	72	72
Common stock, $0.0001 Par Value, 1,000,000,000 shares authorized, 495,086,738 and 486,313,058 issued and outstanding, respectively	49,508	48,631
Additional paid-in capital	30,273,660	29,477,818
Accumulated deficit	(43,940,143)	(39,513,844)
Total stockholders’ deficit	(13,616,721)	(9,987,141)
Total liabilities and stockholders’ deficit	$1,768,664	$1,759,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$254,686	$146,507	$529,277	$295,293
Cost of revenues	78,956	288,842	309,379	339,553
Inventory impairment	-	29,592	27,913	228,290
Gross profit (loss)	175,730	(171,927)	191,985	(272,550)

Operating expenses
Depreciation	5,100	5,100	10,200	10,200
Advertising and promotion	26,296	54,982	349,944	359,289
Payroll expenses	150,281	155,085	318,367	302,721
Professional fees	350,958	260,105	1,037,331	421,907
Research and development	16,586	380	18,937	3,384
General and administrative expenses	202,459	259,697	457,098	459,963
Total operating expenses	751,680	735,349	2,191,877	1,557,464

Loss from operations	(575,950)	(907,276)	(1,999,892)	(1,830,014)

Other (income) and expense
Change in fair value of derivative liability	2,047,894	1,025,068	1,620,185	200,201
Financing costs and discount amortization	27,397	121,692	550,593	754,424
Interest expenses	236,123	224,313	478,377	492,361
Default penalty	-	-	-	91,576
Gain from settlement of derivative liability	-	(865,103)	-	(865,103)
Gain on settlement of liabilities	(108,270)	-	(222,748)	-
Total other (income) expense	2,203,144	505,970	2,426,407	673,459

Net loss	$(2,779,094)	$(1,413,246)	$(4,426,299)	$(2,503,473)

Net loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	495,086,738	452,950,963	493,923,801	437,783,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2020	7,296,000	$730	-	$-	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	-	-	4,323,695	432	202,568	-	203,000
Shares issued for services	-	-	-	-	500,000	50	25,810	-	25,860
Shares issued for debt settlement	-	-	-	-	26,371,210	2,637	756,048	-	758,685
Settlement of derivative liability	-	-	-	-	-	-	1,420,444	-	1,420,444
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	9,000,000	900	(352)	-	-
Net loss	-	-	-	-	-	-	-	(1,090,227)	(1,090,227)
Balances at December 31, 2020	1,824,000	$182	-	$-	445,103,046	$44,510	$23,415,015	$(33,795,917)	$(10,336,210)
Shares issued for private placements	-	-	-	-	312,500	31	24,969	-	25,000
Shares issued for financing	-	-	-	-	12,000,000	1,200	1,357,200	-	1,358,400
Net loss	-	-	-	-	-	-	-	(1,413,246)	(1,413,246)
Balances at March 31, 2021	1,824,000	$182	-	$-	457,415,546	$45,741	$24,797,184	$(35,209,163)	$(10,366,056)

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)
Shares issued for private placements	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$(10,837,627)
Net loss	-	-	-	-	-	-	-	(2,779,094)	(2,779,094)
Balances at March 31, 2022	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(43,940,143)	$(13,616,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	March 31,
	2022	2021
Operating activities
Net loss	$(4,426,299)	$(2,503,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	300,000	25,860
Shares issued for financing costs	135,813	-
Warrants issued for financing costs	360,906	-
Depreciation and amortization	10,200	10,200
Amortization of debt discount	53,727	656,634
Change in fair value of derivative liability	1,620,185	200,201
Gain from settlement of liabilities	(222,748)	-
Gain from settlement of derivative liabilities	-	(865,103)
Impairment expense	27,913	228,290
Financing costs	147	97,790
Default penalty	-	91,576
Changes in operating assets and liabilities:
Accounts receivable	(7,389)	(62,219)
Inventory	(59,214)	25,448
Prepaid expenses	15,952	(552,912)
Accounts payable	519,603	(59,342)
Customer deposit	(21,523)	41,137
Accrued expenses	(26,744)	2,625
Accrued interest	434,574	417,298
Accrued interest, related party	-	42,888
Payroll and taxes payable, primarily related party	164,277	156,876
Net cash used in operating activities	(1,120,620)	(2,046,226)

Investing activities:
Proceeds from sale of investments in marketable securities	9,500	-
Net cash used in investing activities	9,500	-

Financing activities:
Proceeds from sale of common stock	-	228,000
Proceeds from convertible notes payable	999,853	939,234
Proceeds from notes payable	116,980	972,500
Repayment of note payable	-	(20,750)
Net cash provided by financing activities	1,116,833	2,118,984

Net increase in cash	$5,713	$72,758
Cash, beginning of period	20,867	4,650
Cash, end of period	$26,580	$77,408

Cash paid for income taxes	$-	$-
Cash paid for interest	$43,803	$32,175

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$758,685
Derivative liability settled through conversion of convertible notes	$-	$1,420,444
Debt discount at origination	$111,111	$34,500
Amortization of right-of-use asset and lease liability	$-	$20,000
Notes and interest payable settled through issuance of convertible notes	$-	$1,057,976

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

As of March 31, 2022, we have a working capital deficit of $14,074,652, and an accumulated deficit of $43,940,143. During the period ended March 31, 2022, we had a net loss of $4,426,299 and cash used in operating activities of $1,120,620. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2022 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of March 31, 2022 and September 30, 2021.

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

At March 31, 2022 and September 30, 2021, we recorded $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of March 31, 2022, 2021 and September 30, 2021, the Company had $275,696 and $291,648, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of March 31, 2022, none of the barter credits have been used and have been recorded as non-current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the period ended March 31, 2022, the Company recorded no impairment losses related to barter credits and no barter credits were used.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the period ended March 31, 2022, we recorded no impairment charges related to other intangible assets.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents the Company’s revenues disaggregated by type:

	For the three months ended
	March 31,
	2022	2021
Wholesale	$176,941	$90,329
Retail	77,745	56,178
	$254,686	$146,507

	For the six months ended
	March 31,
	2022	2021
Wholesale	$438,339	$192,880
Retail	90,938	102,413
	$529,277	$295,293

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the period ended March 31, 2022, except as disclosed.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of March 31, 2022 and September 30, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities	$420	$-	$-	$420
Derivative liability	-	-	3,419,539	3,419,539
	$420	$-	$3,419,539	$3,419,959

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	1,799,354	1,799,354
	$9,920	$-	$1,799,354	$1,809,274

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2021	$1,799,354
Change in fair value	1,620,185
Balance at March 31, 2022	$3,419,539

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.0440; a risk-free interest rate of 1.06%, and expected volatility of the Company’s common stock of 102%, various estimated exercise prices, and terms under one year.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $18,937 and $3,384 for the periods ended March 31, 2022 and 2021, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $349,944 and $359,289 for the periods ended March 31, 2022 and 2021, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had total potential additional dilutive securities outstanding at March 31, 2022 and September 30, 2021, as follows.

	March 31,	September 30,
	2022	2021
Warrants	31,225,566	20,750,000
Convertible debt	209,977,897	139,000,018
	241,203,463	159,750,018

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Pronouncements

During the period ended March 31, 2022, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2022	2021
Raw materials and packaging components	$410,569	$410,569
Finished goods	1,285,800	1,187,096
Consigned goods	79,784	224,147
Apparel	97,000	100,542
Less obsolescence allowance	(921,040)	(1,001,542)
	$952,113	$920,812

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2022	2021
Land	$114,200	$114,200
Building	305,800	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	525,049	525,049
Less accumulated depreciation	(85,588)	(75,388)
	$439,461	$449,661

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Debt

Notes payable

The Company’s notes payable as of March 31, 2022, are summarized as follows:

				Balances - March 31, 2022
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	-
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
				$1,357,333	$-

The Company’s notes payable as of September 30, 2021, are summarized as follows:

				Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
				$1,460,741	$10,957

At March 31, 2022 and September 30, 2021, accrued interest related to notes payable totaled $160,995 and $105,403, respectively.

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration.

During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible notes payable

The Company’s convertible notes payable as of March 31, 2022, are summarized as follows:

					Balances - March 31, 2022
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$890,045
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	508,597
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	890,045
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	-	254,298
Noteholder A	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder D	10/13/2021	10/13/2022	18%	$0.054/share	555,555	29,832	-
Noteholder D	12/9/2021	12/9/2022	18%	$0.054/share	555,556	38,509	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$6,563,222	$68,341	$2,542,985

The Company’s convertible notes payable as of September 30, 2021, are summarized as follows:

					Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$504,770
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	288,440
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	504,770
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	-	144,220
Noteholder A	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$5,452,111	$-	$1,442,200

At March 31, 2022 and September 30, 2021, accrued interest related to convertible notes payable totaled $1,366,467 and $989,845, respectively, and the derivative liability balances related to the accrued interest totaled $876,554 and $357,154, respectively.

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2022	2021
Accrued payroll - Officer	$173,761	$95,761
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	712,330	626,053
	$1,014,196	$849,919

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of March 31, 2022 and September 30, 2021, the Company’s issued and outstanding common stock totaled 495,086,738 and 486,313,058, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. During the year ended September 30, 2021, 5,472,000 shares of Series A Preferred Stock were exchanged for 9,000,000 shares of the Company’s common stock. As of March 31, 2022 and September 30, 2021, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of March 31, 2022 and September 30, 2021, the Company’s issued and outstanding Series Z Preferred Stock totaled 719,571, respectively.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of the Company’s warrant grants as of March 31, 2022, and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2021	20,750,000	$0.12	1.4 years
Granted	10,475,566	0.06	5.0 years
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2022	31,225,566	$0.10	2.2 years
Exercisable at March 31, 2022	31,225,566	$0.10	2.2 years

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expired after 36 months in October 2021 and requires monthly lease payments of $3,250 which escalate 3% per year.

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

10. Significant Customers

During the six months ended March 31, 2022 and 2021, the Company had no significant revenue concentrations.

The Company had accounts receivable due from its consignment sales at CVS and Walgreens which totaled 19% and 25% of the Company’s accounts receivable at March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and six months ended March 31, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K (the “Form 10-K”).

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 were $254,686, as compared to $146,507 for the three months ended March 31, 2021, a $108,179 increase. The increase in revenue is attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2022 was a profit of $175,730, as compared to a loss of $171,927 for the three months ended March 31, 2021. This $347,657 increase in gross profit was attributable to increased quarter-over-quarter revenues and decreases in inventory impairment between the quarters.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, were $751,680, as compared to $735,349 for the three months ended March 31, 2021, an increase of $16,281. The increase in operating expenses over the prior period can be attributed to significant increases in professional fees, consulting fees, and research and development expenses.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the three months ended March 31, 2022 was $2,203,144, as compared to expenses of $505,970 for the three months ended March 31, 2021, a $1,697,174 increase. This is the result of a change in fair value of derivative liability of $2,047,894.

Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended March 31, 2022 was $575,950, as compared to loss from operations of $907,276 for the three months ended March 31, 2021, a decrease in net loss from operations of $331,326. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and no inventory impairment, that was offset by marginally higher operating expenses. Total net loss for the three months ended March 31, 2022 was $2,779,094, as compared to a total net loss of $1,413,246 for the three months ended March 31, 2021, an increase of $1,365,848 in total net loss, primarily attributed to an increase of $1.020 million in change in fair value of derivative liability and a decrease of $865 thousand in gain from settlement of derivative liability between the periods, offset by a $108 thousand gain on settlement of liabilities.

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

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Revenues

Revenues for the six months ended March 31, 2022 were $529,277, as compared to $295,293 for the six months ended March 31, 2021, a $233,984 increase. The increase in revenue is attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the six months ended March 31, 2022 was a profit of $191,985, as compared to a loss of $272,550 for the six months ended March 31, 2021. The improvement in gross profit was attributable to increased revenues, lower costs of inventory and significant decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the six months ended March 31, 2022, were $2,191,877, as compared to $1,557,464 for the six months ended March 31, 2021, an increase of $634,413. The increase in operating expenses over the period can be attributed to significant increases in professional fees, consulting fees, and research and development expenses.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the six months ended March 31, 2022 was $2,426,407, as compared to other expenses of $673,459 for the six months ended March 31, 2021, a $1,752,948 increase. This is the result of a change in fair value of derivative liability of $1,620,185, and a loss on settlement liabilities of $222,748.

Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the six months ended March 31, 2022 was $1,999,892, as compared to loss from operations of $1,830,014 for the six months ended March 31, 2021, an increase in net loss from operations of $169,878. The increase in loss from operations was the result of an increase in gross revenues that was more than offset by an increase in total operating expenses. Total net loss for the six months ended March 31, 2022 was $4,426,299, as compared to a total net loss of $2,503,473 for the six months ended March 31, 2021, an increase of $1,922,826 in total net loss, primarily attributed to an increase of $1.420 million in change in fair value of derivative liability and a decrease of $865 thousand in gain from settlement of derivative liability between the periods, offset by a $223 thousand gain on settlement of liabilities and a $309 thousand decease in various financing related expenses.

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

Liquidity and Capital Resources – Six months ended March 31, 2022

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of March 31, 2022, we had a stockholders’ deficit of $13,616,721, a working capital deficit of $14,074,652, an accumulated deficit of $43,940,143 and incurred a net loss of $2,779,094 in the three months ended March 31, 2022. Additionally, we utilized $1,120,620 in cash for operations and utilized $9,500 in cash for investing activities during the six months ended March 31, 2022, while we received $1,116,833 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of March 31, 2022, we had a cash position of $26,580. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the six months ended March 31, 2022, our cash used in operating activities amounted to an outflow of $1,120,620, compared to cash used during the six months ended March 31, 2021 of $2,046,226. The $925,606 decrease in cash used in our operating activities is due to changes in the fair value of derivative liabilities, decreases in inventory impairment and loss from settlement liabilities.

Cash Flow – Financing Activities

For the six months ended March 31, 2022, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the sale of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $116,980 in proceeds from the issuance of notes payable.

For the six months ended March 31, 2021, our cash provided by financing activities amounted to $2,118,984, which includes $228,000 in proceeds received from the sale of our Common Stock, $939,234 in proceeds from the issuance of convertible notes, and $972,500 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the six months ended March 31, 2022 and 2021 was $9,500 and $0, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years. As of March 31, 2022, we had approximately $952,113 of product in inventory, which was an increase of approximately $31,301, compared to approximately $920,812 at March 31, 2021. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the six months ended March 31, 2022 and 2021, we recognized stock-based compensation expense of approximately $300,000, and $25,860 respectively.

Off Balance Sheet Arrangements

As of March 31, 2022 and on March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We issued the following shares of our Common Stock in the six months ended March 31, 2022:

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

We issued  the following promissory note convertible into shares of our Common Stock in the six months ended March 31, 2022:

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

We granted  the following warrants exercisable for shares of our Common Stock in the six months ended March 31, 2022:

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

ENDEXX Corporation

May 12, 2022	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

