Form 10-Q
period 2022-06-30
Endexx Corp
filed 2022-08-15
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 523,050,912 common shares as of August 12, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit as of June 30, 2022 and 2021 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2022	2021

Assets
Current assets
Cash	$6,560	$20,867
Accounts receivable, net of allowance of $58,257	235,764	50,755
Inventory, net of allowance of $952,749 and $1,001,542, respectively	924,468	920,812
Prepaid expenses	59,560	41,648
Total current assets	1,226,352	1,034,082

Investment in marketable securities	420	9,920
Property and equipment, net of accumulated depreciation of $73,276 and $75,388, respectively	31,773	449,661
Prepaid expenses	250,000	250,000
Intangible - website domains	16,250	16,250
Total assets	$1,524,795	$1,759,913

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,929,253	$1,020,464
Customer deposit	15,182	36,705
Accrued expenses	29,021	43,469
Accrued interest	1,554,834	1,095,248
Payroll and taxes payable, including related party	1,114,253	849,919
Notes payable, net of discount of $78,290 and $10,957, respectively	1,412,737	1,201,584
Convertible notes payable, net of discount of $40,640 and $0, respectively	5,877,582	5,452,111
Derivative liabilities	12,843,580	1,799,354
Total current liabilities	24,776,442	11,498,854

Notes payable, net of current portion	156,900	248,200
Total liabilities	24,933,342	11,747,054

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series Z preferred stock, 719,571 issued and outstanding, respectively	72	72
Common stock, $0.0001 Par Value, 1,000,000,000 shares authorized, 521,988,324 and 486,313,058 issued and outstanding, respectively	52,199	48,631
Additional paid-in capital	31,690,482	29,477,818
Accumulated deficit	(55,151,482)	(39,513,844)
Total stockholders’ deficit	(23,408,547)	(9,987,141)
Total liabilities and stockholders’ deficit	$1,524,795	$1,759,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$418,151	$120,801	$947,428	$416,094
Cost of revenues	179,650	385,097	489,029	724,650
Inventory impairment	31,709	-	59,622	228,290
Gross profit (loss)	206,792	(264,296)	398,777	(536,846)

Operating expenses
Depreciation	6,638	5,100	16,838	15,300
Advertising and promotion	94,311	1,085,311	444,255	1,444,600
Payroll expenses	161,317	166,908	479,684	469,629
Professional fees	405,015	355,410	1,442,346	777,317
Research and development	2,738	3,637	21,675	7,021
General and administrative expenses	169,766	220,236	626,864	680,199
Total operating expenses	839,785	1,836,602	3,031,662	3,394,066

Loss from operations	(632,993)	(2,100,898)	(2,632,885)	(3,930,912)

Other (income) and expense
Change in fair value of derivative liabilities	9,424,041	(440,417)	11,044,226	(240,216)
Financing costs and discount amortization	543,230	517,303	1,093,823	1,271,727
Interest expenses	450,287	228,660	928,664	721,021
Default penalty	584,738	-	584,738	91,576
Gain from settlement of derivative liabilities	-	-	-	(865,103)
Gain on settlement of liabilities	-	-	(222,748)	-
Gain on disposition of assets	(423,950)	-	(423,950)	-
Total other (income) expense	10,578,346	305,546	13,004,753	979,005

Net loss	$(11,211,339)	$(2,406,444)	$(15,637,638)	$(4,909,917)

Net loss per share - basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding - basic	504,758,044	460,035,302	500,181,299	445,401,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2020	7,296,000	$730	-	$-	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	-	-	4,323,695	432	202,568	-	203,000
Shares issued for services	-	-	-	-	500,000	50	25,810	-	25,860
Shares issued for debt settlement	-	-	-	-	26,371,210	2,637	756,048	-	758,685
Settlement of derivative liability	-	-	-	-	-	-	1,420,444	-	1,420,444
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	9,000,000	900	(352)	-	-
Net loss	-	-	-	-	-	-	-	(1,090,227)	(1,090,227)
Balances at December 31, 2020	1,824,000	$182	-	$-	445,103,046	$44,510	$23,415,015	$(33,795,917)	$(10,336,210)
Shares issued for private placements	-	-	-	-	312,500	31	24,969	-	25,000
Shares issued for financing	-	-	-	-	12,000,000	1,200	1,357,200	-	1,358,400
Net loss	-	-	-	-	-	-	-	(1,413,246)	(1,413,246)
Balances at March 31, 2021	1,824,000	$182	-	$-	457,415,546	$45,741	$24,797,184	$(35,209,163)	$(10,366,056)
Shares issued for services	-	-	-	-	977,778	98	117,235	-	117,333
Shares issued for financing	-	-	-	-	4,420,000	442	477,118	-	477,560
Net loss	-	-	-	-	-	-	-	(2,406,444)	(2,406,444)
Balances at June 30, 2021	1,824,000	$182	-	$-	462,813,324	$46,281	$25,391,537	$(37,615,607)	$(12,177,607)

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)
Shares issued for private placements	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$(10,837,627)
Net loss	-	-	-	-	-	-	-	(2,779,094)	(2,779,094)
Balances at March 31, 2022	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(43,940,143)	$(13,616,721)
Shares issued for services	-	-	-	-	4,100,000	410	155,390	-	155,800
Shares issued for financing	-	-	-	-	8,928,571	894	293,749	-	294,643
Warrants issued for financing	-	-	-	-	-	-	162,332	-	162,332
Shares issued for conversion of interest	-	-	-	-	4,111,111	411	221,589	-	222,000
Shares issued for default penalty	-	-	-	-	9,761,904	976	583,762	-	584,738
Net loss	-	-	-	-	-	-	-	(11,211,339)	(11,211,339)
Balances at June 30, 2022	1,824,000	$182	719,571	$72	521,988,324	$52,199	$31,690,482	$(55,151,482)	$(23,408,547)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	June 30,
	2022	2021
Operating activities
Net loss	$(15,637,638)	$(4,909,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	455,800	143,193
Shares issued for financing costs	430,456	477,560
Warrants issued for financing costs	523,238	-
Depreciation and amortization	16,838	15,300
Amortization of debt discount	105,447	662,477
Change in fair value of derivative liabilities	11,044,226	(240,216)
Gain from settlement of liabilities	(222,748)	-
Gain from settlement of derivative liabilities	-	(865,103)
Gain on disposition of assets	(423,950)	-
Impairment expense	59,622	228,290
Financing costs	34,682	131,690
Default penalty	584,738	91,576
Changes in operating assets and liabilities:
Accounts receivable	(185,009)	(37,152)
Inventory	(63,278)	(44,424)
Prepaid expenses	42,088	(11,271)
Accounts payable	908,789	271,615
Customer deposit	(21,523)	41,137
Accrued expenses	(14,448)	(19,235)
Accrued interest	871,053	615,369
Accrued interest, related party	-	64,332
Payroll and taxes payable, primarily related party	264,334	240,704
Net cash used in operating activities	(1,227,283)	(3,144,075)

Investing activities:
Proceeds from sale of investments in marketable securities	9,500	-
Net cash provided by investing activities	9,500	-

Financing activities:
Proceeds from sale of common stock	-	228,000
Proceeds from convertible notes payable	999,853	1,614,234
Proceeds from notes payable	203,623	1,340,000
Repayment of note payable	-	(20,750)
Net cash provided by financing activities	1,203,476	3,161,484

Net (decrease) increase in cash	$(14,307)	$17,409
Cash, beginning of period	20,867	4,650
Cash, end of period	$6,560	$22,059

Cash paid for income taxes	$-	$-
Cash paid for interest	$57,611	$41,320

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$222,000	$758,685
Derivative liabilities settled through conversion of convertible notes	$-	$1,420,444
Debt discount at origination	$213,420	$68,100
Prepaid expenses from note payable	$60,000	$-
Accrued interest settled through note payable	$7,107	$-
Property and equipment, net, sold for settlement of convertible note and interest payable	$401,050	$-
Convertible notes and interest payable settled through the sale of property and equipment	$825,000	$-
Amortization of right-of-use asset and lease liability	$-	$30,000
Notes and interest payable settled through issuance of convertible notes	$-	$1,057,976

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

As of June 30, 2022, we have a working capital deficit of $23,550,090, and an accumulated deficit of $55,151,482. During the period ended June 30, 2022, we had a net loss of $15,637,638 and cash used in operating activities of $1,227,283. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of June 30, 2022 and September 30, 2021.

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

At June 30, 2022 and September 30, 2021, we recorded $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of June 30, 2022, and September 30, 2021, the Company had $309,560 and $291,648, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of June 30, 2022, none of the barter credits have been used and have been recorded as non-current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the period ended June 30, 2022, the Company recorded no impairment losses related to barter credits and no barter credits were used.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the period ended June 30, 2022, we recorded no impairment charges related to other intangible assets.

Customer Deposits

From time-to-time the Company receives payment from wholesale customers in advance of delivering products to the customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions, or services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order.

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

The following table presents the Company’s revenues disaggregated by type:

	For the three months ended
	June 30,
	2022	2021
Wholesale	$199,409	$57,307
Retail	219,742	63,494
	$418,151	$120,801

	For the nine months ended
	June 30,
	2022	2021
Wholesale	$637,748	$250,187
Retail	309,680	165,907
	$947,428	$416,094

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the period ended June 30, 2022, except as disclosed.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of June 30, 2022 and September 30, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities	$420	$-	$-	$420
Derivative liabilities	-	-	12,843,580	12,843,580
	$420	$-	$12,843,580	$12,844,000

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liabilities	-	-	1,799,354	1,799,354
	$9,920	$-	$1,799,354	$1,809,274

A reconciliation of the changes in the Company’s Level 3 derivative liabilities at fair value is as follows:

Balance at September 30, 2021	$1,799,354
Change in fair value	11,044,226
Balance at June 30, 2022	$12,843,580

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

At June 30, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.02480; a risk-free interest rate of 2.51%, and expected volatility of the Company’s common stock of 640%, various estimated exercise prices, and terms under one year.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $21,675 and $7,021 for the nine months ended June 30, 2022 and 2021, respectively.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2022 and September 30, 2021, as follows.

	June 30,	September 30,
	2022	2021
Warrants	36,225,566	20,750,000
Convertible debt	609,515,342	139,000,018
	645,740,908	159,750,018

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Pronouncements

During the period ended June 30, 2022, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2022	2021
Raw materials and packaging components	$394,950	$410,569
Finished goods	1,281,036	1,187,096
Consigned goods	105,045	224,147
Apparel	96,186	100,542
Less obsolescence allowance	(952,749)	(1,001,542)
	$924,468	$920,812

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2022	2021
Land	$-	$114,200
Building	-	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	105,049	525,049
Less accumulated depreciation	(73,276)	(75,388)
	$31,773	$449,661

On April 1, 2022, the Company sold its land and building the Noteholder C. The land and building were carried at cost of $420,000 and accumulated depreciation of $18,950. The Company received consideration totaling $825,000 with $645,000 allocated to the October 2019 note payable (Note 5) and $180,000 to related accrued interest. As a result of the sale, the Company recognized a $423,950 gain on disposition of assets.

5. Debt

Notes payable

The Company’s notes payable as of June 30, 2022, are summarized as follows:

				Balances – June 30, 2022
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	10%	85,594	6,449
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	5/18/2022	11/18/2022	10%	625,000	71,841
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
				$1,647,927	$78,290

The Company’s notes payable as of September 30, 2021, are summarized as follows:

				Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
				$1,460,741	$10,957

At June 30, 2022 and September 30, 2021, accrued interest related to notes payable totaled $199,074 and $105,403, respectively.

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration.

During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration.

Convertible notes payable

The Company’s convertible notes payable as of June 30, 2022, are summarized as follows:

					Balances – June 30, 2022
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	18%	Variable	$388,889	$-	$3,188,526
Noteholder A	3/15/2019	3/14/2020	18%	Variable	222,222	-	1,822,012
Noteholder A	4/5/2019	4/4/2020	18%	Variable	388,889	-	3,188,526
Noteholder A	8/5/2019	8/5/2020	18%	Variable	111,111	-	911,006
Noteholder A	3/5/2021	3/4/2022	18%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	18%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	18%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	1,356,000	-	-
Noteholder D	10/13/2021	10/13/2022	18%	$0.054/share	555,555	15,982	-
Noteholder D	12/9/2021	12/9/2022	18%	$0.054/share	555,556	24,658	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$5,918,222	$40,640	$9,110,070

The Company’s convertible notes payable as of September 30, 2021, are summarized as follows:

					Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$504,770
Noteholder A	3/15/2019	3/14/2020	8%	Variable	222,222	-	288,440
Noteholder A	4/5/2019	4/4/2020	8%	Variable	388,889	-	504,770
Noteholder A	8/5/2019	8/5/2020	12%	Variable	111,111	-	144,220
Noteholder A	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$5,452,111	$-	$1,442,200

At June 30, 2022 and September 30, 2021, accrued interest related to convertible notes payable totaled $1,354,920 and $989,845, respectively, and the derivative liability balances related to the accrued interest totaled $3,733,510 and $357,154, respectively.

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2022	2021
Accrued payroll - Officer	$212,761	$95,761
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	773,387	626,053
	$1,114,253	$849,919

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of June 30, 2022 and September 30, 2021, the Company’s issued and outstanding common stock totaled 521,988,324 and 486,313,058, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. During the year ended September 30, 2021, 5,472,000 shares of Series A Preferred Stock were exchanged for 9,000,000 shares of the Company’s common stock. As of June 30, 2022 and September 30, 2021, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of June 30, 2022 and September 30, 2021, the Company’s issued and outstanding Series Z Preferred Stock totaled 719,571, respectively.

Issuances for services

During October 2021, the Company issued 6,211,180 shares of common stock valued at $300,000 for services.

During May 2022, the Company issued 4,100,000 shares of common stock valued at $155,800 for services.

Issuances for financing costs

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock valued at $135,813.

During May 2022, the Company and Noteholder J agreed to roll the May 2021 note agreement into a new $625,000 note (Note 5). In return, the Company agreed to issue Noteholder J a total of 8,928,571 shares of common stock valued at $294,643.

Issuance for default penalty

During April 2022, the Company’s common stock was no longer quoted on OTC, resulting in a default under the terms of the May 2021 note agreement with Noteholder F (Note 5). To prevent Noteholder F from triggering default provisions, the Company and Noteholder F agreed that the Company would issue 9,761,904 common shares valued at $584,738.

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

During May 2022, the Company issued warrants for the purchase of 5,000,000 shares of common stock with a total value of $162,332 in connection with a note issuance. The warrants expire after five years and have an exercise price of $0.06.

A summary of the status of the Company’s warrant grants as of June 30, 2022, and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2021	20,750,000	$0.12	1.4 years
Granted	15,475,566	0.06	5.0 years
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	36,225,566	$0.09	2.3 years
Exercisable at June 30, 2022	36,225,566	$0.09	2.3 years

8. Commitments and Contingencies

Serious Promotions, Inc.

In June 2022, Serious Promotions, Inc. filed a Petition before the American Arbitration Association seeking monetary damages against Khode, LLC, a joint venture entered into by Serious Promotions and the Company. Serious Promotions alleges that Khode failed to make certain payments of fees related to the Endorsement and License Agreement entered into by Serious Promotions and its president Khaled Mohamed Khaled (p/k/a DJ Khaled). Serious Promotions seeks $6,250,000 in damages.

In July 2022, Khode, joined as a party by the Company, filed counterclaims against Serious Promotions, Khaled and Impact Brokers for breach of the Endorsement and License Agreement and related violations of legal duties, seeking damages in an amount no less than $100,000,000.

Although this arbitration is in its early stages, the Company is confident in its position, will vigorously defend its position, and prosecute its counterclaims, and ultimately expects rulings in its favor.

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

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments of $250,000 totaling $5,000,000 by July 1, 2025.

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expired after 36 months in October 2021 and required monthly lease payments of $3,250 which escalate 3% per year.

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

10. Significant Customers

For the three and nine months ended June 30, 2022, a retail customer was responsible for 41% and 18%, respectively, of the Company’s revenues. At June 30, 2022, the customer was responsible for 73% of the net accounts receivable due to the Company.

At September 30, 2021, the Company had no significant revenue or accounts receivable concentrations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and nine months ended June 30, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K (the “Form 10-K”).

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

Revenues for the three months ended June 30, 2022 were $418,151, as compared to $120,801 for the three months ended June 30, 2021, a $297,350 increase. The increase in revenue is attributable to improved supply-chain, increased consumer spending and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended June 30, 2022 was a profit of $206,792, as compared to a loss of $(264,296) for the three months ended June 30, 2021. This $471,088 increase in gross profit was attributable to increased quarter-over-quarter revenues, lower costs of production and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, were $839,785, as compared to $1,836,602 for the three months ended June 30, 2021, an decrease in operating expenses of $996,817. The decrease in operating expenses over the prior period can be attributed to a significant decrease in advertising and promotional expenses.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the three months ended June 30, 2022 were $10,578,346, as compared to expenses of $305,546 for the three months ended June 30, 2021, a $10,272,800 increase. This increase in other expenses is mostly attributable to a $9,424,041 increase in the fair value of derivative liabilities, $543,230 in financing costs and discount amortization, $450,287 in interest expenses and $584,738 in default penalties.

Derivative liabilities are a non-cash item that are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended June 30, 2022 was $632,993, as compared to loss from operations of $2,100,898 for the three months ended June 30, 2021, an improvement of $1,467,905. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and marginal inventory impairment, and a decrease in operating expenses. Total net loss for the three months ended June 30, 2022 was $11,211,339, as compared to a total net loss of $2,406,444 for the three months ended June 30, 2021, an increase of $8,804,895 in total net loss, primarily attributed to an increase of $9,424,041 in the fair value of derivative liability and a gain of $432,950 in from the disposition of assets.

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

Nine months ended June 30, 2022 Compared to Nine months ended June 30, 2021

Revenues

Revenues for the nine months ended June 30, 2022 were $947,428, as compared to $416,094 for the nine months ended June 30, 2021, a $531,334 increase. The increase in revenue is attributable to improved supply-chain, increased consumer spending and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the nine months ended June 30, 2022 was a profit of $398,777, as compared to a loss of $(536,846) for the nine months ended June 30, 2021. This $935,623 improvement in gross profit was attributable to increased revenues, lower costs of inventory and significant decreases in production costs and inventory impairment between the periods.

Operating Expenses

Operating expenses for the nine months ended June 30, 2022, were $3,031,662, as compared to $3,394,066 for the nine months ended June 30, 2021, a decrease of $362,404. The decrease in operating expenses over the period can be attributed to decreases in advertising and promotional expenses which were partially offset by increases in professional fees.

We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require significant increases in personnel and facilities along with increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the nine months ended June 30, 2022 were $13,004,753, as compared to other expenses of $979,005 for the nine months ended June 30, 2021, a $12,025,748 increase. This is mostly attributable to $11,044,226 in the change in fair value of derivative liabilities, $1,093,823 in financing costs and amortization, $928,664 in interest expense and $548,738 in default penalties.

Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the nine months ended June 30, 2022 was $2,632,885, as compared to loss from operations of $3,930,912 for the nine months ended June 30, 2021, a decrease in net loss from operations of $1,298,027. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and marginal inventory impairment, and a decrease in operating expenses. Total net loss for the nine months ended June 30, 2022 was $15,637,638, as compared to a total net loss of $4,909,917 for the nine months ended June 30, 2021, an increase of $10,727,721 in total net loss, primarily attributed to an increase of $11,044,226 in the fair value of derivative liability, $1,093,823 in financing costs, and $928,664 in interest expenses.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of June 30, 2022, we had a stockholders’ deficit of $23,408,547, a working capital deficit of $23,550,090, an accumulated deficit of $55,151,482 and incurred a net loss of $11,211,339 in the three months ended June 30, 2022. Additionally, we utilized $1,227,283 in cash for operations and utilized $9,500 in cash for investing activities during the nine months ended June 30, 2022, while we received $1,203,467 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of June 30, 2022, we had a cash position of $6,560. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the nine months ended June 30, 2022, our cash used in operating activities amounted to an outflow of $1,227,283, compared to cash used during the nine months ended June 30, 2021 of $3,144,075. The $1,916,792 decrease in cash used in our operating activities is due to changes in the fair value of derivative liabilities, decreases in inventory impairment and loss from settlement liabilities.

Cash Flow – Financing Activities

For the nine months ended June 30, 2022, our cash provided by financing activities amounted to $1,203,476, which includes $0 in proceeds received from the sale of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $203,623 in proceeds from the issuance of notes payable.

For the nine months ended June 30, 2021, our cash provided by financing activities amounted to $3,161,484, which includes $228,000 in proceeds received from the sale of our Common Stock, $1,614,234 in proceeds from the issuance of convertible notes, and $1,340,000 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the nine months ended June 30, 2022 and 2021 was $9,500 and $0, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. As of June 30, 2022, we had approximately $924,468 of product in inventory, which was an increase of approximately $3,656, compared to approximately $920,812 at September 30, 2021. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the nine months ended June 30, 2022 and 2021, we recognized stock-based compensation expense of approximately $455,800, and $143,193, respectively.

Off Balance Sheet Arrangements

As of June 30, 2022 and on June 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2022, Serious Promotions, Inc. filed a Petition before the American Arbitration Association seeking monetary damages against Khode, LLC, a joint venture entered into by Serious Promotions and us. Serious Promotions alleges that Khode failed to make certain payments of fees related to the Endorsement and License Agreement entered into by Serious Promotions and its president Khaled Mohamed Khaled (p/k/a DJ Khaled). Serious Promotions seeks $6,250,000 in damages.

In July 2022, Khode, joined as a party by us, filed counterclaims against Serious Promotions, Khaled and Impact Brokers for breach of the Endorsement and License Agreement and related violations of legal duties, seeking damages in an amount no less than $100,000,000.

Although this arbitration is in its early stages, we are confident in our position, will vigorously defend our position, and prosecute our counterclaims, and ultimately expect a ruling in our favor.

We know of no other material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following shares of our Common Stock in the three months ended June 30, 2022:

We had issuances for Jefferson Street and Apollo Management SPV LLC.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, Dated January 1, 2021

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated June 30, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

10.1**	Stock Purchase Agreement by and among Kush Inc and the Registrant, dated February 1, 2020

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32@	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33@	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1**	List of Subsidiaries

31.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x. 101.INS	Inline XBRL Instance Document

Ex. 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ENDEXX Corporation

August 15, 2022	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

