Form 10-K
period 2022-09-30
Endexx Corp
filed 2023-01-13
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

or

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

Yes ☒No ☐

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

Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s Pink® Open Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.0399.

As of January 9, 2023, there were 505,157,952 shares of common stock, $0.0001 par value per share, outstanding.

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

CBD Life Brands, Inc.

On March 1, 2020, we entered into a term sheet with CBD Life Brands, Inc. (“CBDLB”), for the purchase of all of CBDLB’s digital and social assets, intellectual property, and formulas/recipes for its cannabidiol (“CBD”)-infused beverages for which we paid $100,000. In connection with this transaction, the key employees of CBDLB agreed to enter into standard three-year non-competition agreements for our benefit. We are still in the process of developing CBD-infused beverage formulations, and expect to launch new products in late-2023.

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

Effective August 31, 2022, we closed a transaction contemplated by an Agreement (the “Hyla August Agreement”) with HYLA UK Holdco Limited, a United Kingdom limited company (“Hyla UK”). Pursuant to the terms thereof, we, through our specially formed transaction subsidiary, purchased (the “Hyla Transaction”) 51% of the issued and outstanding capital stock of Hyla US Holdco Limited, a Delaware corporation (“Hyla”), a wholly-owned operating subsidiary of Hyla UK. We are holding that 51% as an investment. (See Item 9b.)

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

Gorilla-Tek was acquired in connection with our acquisition of Dispense Labs LLC in 2013 and uses proprietary software that is specifically designed to secure and control compliant transactions and manage inventory. We believe this will significantly improve profitability, accountability, security, and customer satisfaction. Gorilla-Tek is specifically designed and configured to dispense hemp-derived products, regulated products, and prescription refills, while also managing the supply chain, providing up-to-the-minute accounting details, and protecting the security of the product, as well as the consumer and/or patient accessing the system. Gorilla-Tek has been tested in high-risk one in each of three geographically dispersed locations: Santa Ana, California; Denver, Colorado; and Kingston, Jamaica in licensed dispensaries. Originally known as “Autospense,” Gorilla-Tek was rebranded to reflect automated retail and remote retail applications better, where additional security, age compliance, and tracking are required. The Gorilla-Tek machines were strategically positioned at high-traffic areas in order to promote easy access and significant use. Initial results were promising, as retailers saw increased sales, reduced theft of products, and stronger inventory control. Subsequent to completion of testing, one of the machines is currently located at the manufacturing facility in California, the second is located at a retail establishment in Kingston, Jamaica, and the third is located at the retail facility in Kingston, Jamaica that we will operate now that we have received our license for retail sales from the Jamaica CLA. We expect to release Gorilla-Tek to the broader market in late-2022 and 2023, where we intend to partner with national retailers interested in selling hemp-derived products.

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

During  our 2022 fiscal year, we did not have any significant customer concentrations.

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

Accumulated Deficit

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2022, we had an accumulated deficit of $43,642,790 and incurred a net loss of $4,128,946 for the year then ended. Additionally, as of September 30, 2021 we had an accumulated deficit of $39,513,844 and incurred a net loss of $6,808,154 for our 2021 fiscal year.

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

Research and Development

Our research and development expenses for the years ended September 30, 2022 and 2021 totaled $27,067 and $10,145, respectively, and relate to the development of our products. None of these costs was borne directly by our customers.

Employees

As of January 12, 2023, we have approximately ten full-time employees. None of our employees is covered by any collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

Our independent registered public accounting firm’s reports for the fiscal years ended September 30, 2022 and 2021 have raised substantial doubt as to our ability to continue as a “going concern.” Our independent registered public accounting firm indicated in its reports on our audited consolidated financial statements as of and for the years ended September 30, 2022 and 2021 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders. We are authorized to issue up to 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 505,157,952 shares of Common Stock and 4,878,048.8 shares of Series H Convertible Preferred Stock (the “Series H Stock”) are currently issued and outstanding as of January 9, 2023. The number of shares of Common Stock issued and outstanding excludes the shares of Common Stock underlying the shares of Series H Stock and shares underlying common stock purchase warrants. We expect to seek additional financing in order to provide working capital to our business or may issue additional shares of Common Stock as compensation. Our Board has the power to issue any or all of such authorized but unissued shares of our Common Stock at any price and, in respect of the preferred stock, at any price and with any attributes, our Board considers sufficient, without stockholder approval. The issuance of additional shares of Common Stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our Common Stock.

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

The Holders of our Series H Stock control more than half of our voting securities; they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors. The holders of our Series H Preferred Stock control in excess of 50% of our total voting power. As a result, they will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We will be a “controlled company” within the meaning of the Nasdaq rules and the NYSE rules and, as a result, will qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements. Because the holders of our Series H Preferred Stock control in excess of 50% of our total voting power, we will be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules and the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain of the exchange’s corporate governance requirements. As of the date of this Annual Report on Form 10-K, our Common Stock is not listed on the New York Stock Exchange, the NYSE American, or the Nasdaq Stock Market and there cannot be any assurance that it ever will be listed on a national securities exchange. If our Common Stock qualifies to be listed on a national securities exchange and if we choose to initiate the listing process, we will then determine whether we characterize ourselves as a “controlled company” for corporate governance requirements. As a company, whose Common Stock is currently quoted on the OTCM’s Pink Open Market, we are not required to abide by the corporate governance rules of a national securities exchange and accordingly, do not have a fully independent series of board committees. Thus, as a consequence of our reliance on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national securities exchange.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities:

We issued the following shares of our Common Stock in Fiscal Year 2022:

On October 22, 2021, the Company and a noteholder agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue the noteholder (identified as Noteholder J in the footnotes to our financial statements) a total of 2,562,500 shares of common stock as modification and commitment fees. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On October 25, 2021, the Company issued 6,211,180 shares of common stock valued at $300,000 in connection with a services agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On April 17, 2022, the Company issued 9,761,904 shares of common stock, valued at $548,738 as default penalty to a certain noteholder. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On April 20, 2022, the Company issued 4,111,111 shares of its common stock to a certain noteholder, for debt and interest conversions by the noteholder. The shares were valued at $220,000. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On May 19, 2022, the Company issued 8,928,571 shares of its common stock to Noteholder J, valued at $294,643 in connection with a financing agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

Market Information

Our Common Stock is quoted on the OTCM’s Pink® Open Market, under the symbol “EDXC.” The following table shows the high and low closing bid prices of our Common Stock for periods indicated as reported by OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Closing Bid Price Per Share	Low Closing Bid Price Per Share
Fiscal Year 2023
Second Quarter (through January 12, 2023)	$0.0897	$0.04
First Quarter	$0.0897	$0.0415

Fiscal Year 2022
Fourth Quarter	$0.100	$0.0245
Third Quarter	$0.0713	$0.0008
Second Quarter	$0.049	$0.029
First Quarter	$0.0579	$0.031

Fiscal Year 2021
Fourth Quarter	$0.115	$0.046
Third Quarter	$0.189	$0.093
Second Quarter	$0.285	$0.090
First Quarter	$0.145	$0.044

Fiscal Year 2020
Fourth Quarter	$0.0829	$0.044
Third Quarter	$0.10	$0.0605
Second Quarter	$0.117	$0.05
First Quarter	$0.206	$0.087

On January 12, 2023, the closing bid price of our Common Stock as reported by OTCM was $0.0448 per share.

Holders

As of January 9, 2023, we had approximately 438 record holders of shares our Common Stock. As of January 9, 2023, we had 505,157,952 shares of our Common Stock issued and outstanding.

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

Results of Operations

Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended and September 30, 2021

Revenues

Revenues for the fiscal year ended September 30, 2022 were $1,277,579, as compared to $650,515 for the fiscal year ended September 30, 2021, a $627,064 (or 96.4%) increase in revenues. The improvement in revenue for fiscal 2022 is partly attributable to improved market conditions, new sales channels and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the fiscal year ended September 30, 2022 was a profit of $503,009, as compared to a loss of $344,078 for the fiscal year ended September 30, 2021. The gross profit in 2022 was attributable to increased revenues and decreased inventory impairment.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2022, were $3,865,244, as compared to $5,027,251for the fiscal year ended September 30, 2021, a decrease of $1,162,007. The decrease in operating expenses over the prior period can be attributed to significant decreases in advertising expenses.

We expect that operating expenses will continue to decrease over the next 12 months as our long-term growth strategy will require significant changes in personnel and facilities, offset increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other Expense

Other expense for the fiscal year ended September 30, 2022 was $766,711, as compared to other expense of $1,436,825 for the year ended September 30, 2020, a $670,114 year-over-year decrease. This is the result of significantly lower interest expenses. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the fiscal year ended September 30, 2022 was $3,362,235, as compared to loss from operations of $5,371,329 for the fiscal year ended September 30, 2021, an improvement in net loss from operations of $2,009,094. The decrease in loss from operations for 2022 was the result of (i) a increase in gross revenues, (ii) a marginally lower increase in cost of revenues, and (iii) a decrease in inventory impairment, and (iv) a decrease in total operating expenses. Total net loss for the fiscal year ended September 30, 2022 was $4,128,946, as compared to a total net loss of $6,808,154 for the fiscal year ended September 30, 2021, a decrease of $2,679,208 in total net loss. The decrease in total net loss for 2022 was as a result of decreased operating expenses, lower interest expenses and gains in default penalties. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2023 only in part due to the COVID-19 pandemic. Nevertheless, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will slowly abate, as the positivity rate in tests for COVID-19 continues to decrease along with the new infection and mortality rates and the number of people becoming vaccinated continues to increase.

Liquidity and Capital Resources – Fiscal Year Ended September 30, 2022

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2022, we had a stockholders’ deficit of $8,154,808, a working capital deficit of $8,333,828, and we incurred an accumulated deficit of $43,642,790 and incurred a net loss of $4,128,946 in fiscal year 2022. Additionally, we utilized $2,953,681 in cash during the fiscal year ended September 30, 2022, while we received $3,297,976 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of September 30, 2022, we had a cash position of $365,162. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the 12 months ended September 30, 2022, our cash used in operating activities amounted to an outflow of $1,463,181, compared to cash used during the 12 months ended September 30, 2021 of $3,720,267.The decrease in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, and accrued interest on notes payable.

Cash Flow – Financing Activities

For the 12 months ended September 30, 2022, our cash provided by financing activities amounted to $3,297,976, which includes $0 in proceeds received from the issuances of our Common Stock and $2,064,123 in proceeds from the issuance of convertible notes, and $333,123 in proceeds from the issuance of notes payable.

For the 12 months ended September 30, 2021, our cash provided by financing activities amounted to $3,736,484, which includes $328,000 in proceeds received from the issuances of our Common Stock and $1,614,234 in proceeds from the issuance of convertible notes, and $1,815,000 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the 12 months ended September 30, 2022 was $1,490,500, compared to net cash used in investing activities in the 12 months ended September 30, 2021 of $0.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all product inventory is two years, and as of September 30, 2022, we had approximately $777,911 of product in inventory, which was a decrease of approximately $142,901, compared to approximately $920,812 at September 30, 2021. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our 2022 and 2021 fiscal years, we recognized stock-based compensation expense of approximately $455,800, and $721,021, respectively.

Off Balance Sheet Arrangements

As of September 30, 2022 and on September 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021

Assets
Current assets
Cash	$365,162	$20,867
Accounts receivable, net of allowance of $58,257, respectively	256,096	50,755
Inventory, net of allowance of $1,071,469 and $1,001,542, respectively	777,911	920,812
Prepaid expenses	279,560	41,648
Total current assets	1,678,729	1,034,082

Investment in marketable securities	420	9,920
Equity method investment	2,000,000	-
Note receivable	1,500,000	-
Property and equipment, net of accumulated depreciation of $77,044 and $75,388, respectively	28,005	449,661
Prepaid expenses	-	250,000
Intangible - website domains	16,250	16,250
Total assets	$5,223,404	$1,759,913

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,253,250	$1,020,464
Customer deposit	15,182	36,705
Accrued expenses	19,756	43,469
Accrued interest	237,703	1,095,248
Payroll and taxes payable, including related party	915,230	849,919
Notes payable, net of discount of $4,291 and $10,957, respectively	5,771,861	1,201,584
Convertible notes payable, net of discount of $1,474,338 and $-0-, respectively	799,575	5,452,111
Derivative liability	-	1,799,354
Total current liabilities	10,012,557	11,498,854

Notes payable, net of current portion	3,365,655	248,200

Total liabilities	13,378,212	11,747,054

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series H preferred stock, 4,878,049 and -0- issued and outstanding, respectively	488	-
Series Z preferred stock, -0- and 719,571 issued and outstanding, respectively	-	72
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 501,376,264 and 486,313,058 issued and outstanding, respectively	50,138	48,631
Additional paid-in capital	35,437,174	29,477,818
Accumulated deficit	(43,642,790)	(39,513,844)
Total stockholders’ deficit	(8,154,808)	(9,987,141)
Total liabilities and stockholders’ deficit	$5,223,404	$1,759,913

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2022	2021

Revenues	$1,277,579	$650,515
Cost of revenues	596,228	589,056
Inventory impairment	178,342	405,537
Gross profit (loss)	503,009	(344,078)

Operating expenses
Depreciation	20,606	20,400
Advertising and promotion	564,075	1,778,073
Payroll expenses	609,288	637,493
Professional fees	1,773,680	1,721,236
Research and development	27,067	10,145
General and administrative expenses	870,528	859,904
Total operating expenses	3,865,244	5,027,251

Loss from operations	(3,362,235)	(5,371,329)

Other (income) and expense
Change in fair value of derivative liability	4,117,085	(28,724)
Financing costs and discount amortization	1,452,884	1,288,527
Interest expenses	1,241,493	950,549
Default penalty	584,738	91,576
Gain from settlement of derivative liability	(5,916,439)	(865,103)
Gain on settlement of liabilities	(289,100)	-
Gain on disposition of assets	(423,950)	-
Total other (income) expense	766,711	1,436,825

Net loss	$(4,128,946)	$(6,808,154)

Net loss per share - basic	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	503,983,723	455,049,510

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock - Series A		Preferred Stock - Series H		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2020	7,296,000	$730	-	$-	-	$-	404,908,141	$40,491	$21,010,497	$(32,705,690)	$(11,653,972)
Shares issued for private placements	-	-	-	-	-	-	7,031,111	703	327,297	-	328,000
Shares issued for services	-	-	-	-	-	-	7,332,496	733	720,288	-	721,021
Shares issued for debt settlement	-	-	-	-	-	-	41,621,310	4,162	1,406,683	-	1,410,845
Shares issued for conversion of related party liabilities	-	-	-	-	-	-	54,658,192	5,466	1,415,647	-	1,421,113
Shares issued for related party liability settlements	-	-	-	-	172,989	17	-	-	885,684	-	885,701
Shares issued for financing	-	-	-	-	-	-	16,420,000	1,642	1,834,318	-	1,835,960
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	-	-	9,000,000	900	(352)	-	-
Common shares exchanged for preferred stock	-	-	-	-	546,582	55	(54,658,192)	(5,466)	5,411	-	-
Capital contribution from related party	-	-	-	-	-	-	-	-	274,514	-	274,514
Settlement of derivative liability	-	-	-	-	-	-	-	-	1,597,831	-	1,597,831
Net loss	-	-	-	-	-	-	-	-	-	(6,808,154)	(6,808,154)
Balances at September 30, 2021	1,824,000	$182	-	$-	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)
Shares issued for services	-	-	-	-	-	-	10,311,180	1,031	454,769	-	455,800
Shares issued for financing	-	-	-	-	-	-	11,491,071	1,150	429,306	-	430,456
Warrants issued for financing	-	-	-	-	-	-	-	-	523,238	-	523,238
Shares issued for conversion of interest	-	-	-	-	-	-	4,111,111	411	221,589	-	222,000
Sharess issued for default penalty	-	-	-	-	-	-	9,761,904	976	583,762	-	584,738
Shares and liabilities surrendered for equity in subsidiary	-	-	-	-	(719,571)	(72)	(20,612,060)	(2,061)	236,133	-	234,000
Shares issued for investment	-	-	4,878,049	488	-	-	-	-	1,999,512	-	2,000,000
Warrants and options issued in connection with debt	-	-	-	-	-	-	-	-	1,511,047	-	1,511,047
Net loss	-	-	-	-	-	-	-	-	-	(4,128,946)	(4,128,946)
Balances at September 30, 2022	1,824,000	$182	4,878,049	$488	-	$-	501,376,264	$50,138	$35,437,174	$(43,642,790)	$(8,154,808)

ENDEXX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2022	2021
Operating activities
Net loss	$(4,128,946)	$(6,808,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	455,800	721,021
Shares issued for financing costs	430,456	477,560
Warrants issued for financing costs	523,238	-
Depreciation and amortization	20,606	20,400
Amortization of debt discount	430,708	679,277
Change in fair value of derivative liability	4,117,085	(28,724)
Gain from settlement of liabilities	(289,100)	-
Gain from settlement of derivative liabilities	(5,916,439)	(865,103)
Gain on disposition of assets	(423,950)	-
Impairment expense	178,342	405,537
Financing costs	69,682	131,690
Default penalty	584,738	91,576
Changes in operating assets and liabilities:
Accounts receivable	(205,341)	(21,314)
Inventory	(35,441)	(216,704)
Prepaid expenses	72,088	(42,088)
Accounts payable	1,232,786	599,982
Customer deposit	(21,523)	-
Accrued expenses	(23,713)	(78,407)
Accrued interest	1,166,432	805,993
Accrued interest, related party	-	85,776
Payroll and taxes payable, primarily related party	299,311	321,415
Net cash used in operating activities	(1,463,181)	(3,720,267)

Investing activities:
Proceeds from sale of investments in marketable securities	9,500	-
Issuance of note receivable	(1,500,000)	-
Net cash used in investing activities	(1,490,500)	-

Financing activities:
Proceeds from sale of common stock	-	328,000
Proceeds from convertible notes payable	2,964,853	1,614,234
Proceeds from notes payable	333,123	1,815,000
Repayment of note payable	-	(20,750)
Net cash provided by financing activities	3,297,976	3,736,484

Net increase in cash	$344,295	$16,217
Cash, beginning of period	20,867	4,650
Cash, end of period	$365,162	$20,867

Cash paid for income taxes	$-	$-
Cash paid for interest	$75,061	$58,780

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$222,000	$1,410,845
Debt discount at origination	$387,333	$68,100
Prepaid expenses from note payable	$60,000	$-
Convertible notes, notes payable and interest settled through issuance of notes payable	$7,371,487	$-
Preferred stock issued for equity method investment	$2,000,000	$-
Preferred stock surrendered for equity in subsidiary	$72	$-
Common stock surrendered for equity in subsidiary	$2,061	$-
Related party liabilities surrendered for equity in subsidiary	$234,000	$-
Discount on convertible notes from warrants and options	$1,511,047	$-
Related party note and interest converted to common stock	$-	$1,421,113
Derivative liability settled through conversion of convertible notes	$-	$1,597,831
Amortization of right-of-use asset and lease liability	$-	$39,000
Notes and interest payable settled through issuance of convertible notes	$-	$1,057,976
Preferred stock issued for related party liability settlements	$-	$885,701
Contributions from related party through settlement of liabilities	$-	$274,514

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

As of September 30, 2022, we have a working capital deficit of $8,333,828, and an accumulated deficit of $43,642,790. During the year ended September 30, 2022, we had a net loss of $4,128,946 and cash used in operating activities of $1,463,181. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of September 30, 2022 and 2021.

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

At September 30, 2022 and September 30, 2021, we recorded $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of September 30, 2022 and September 30, 2021, the Company had $279,560 and $291,648, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of September 30, 2022, none of the barter credits have been used and have been recorded as current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the years ended September 30, 2022 and 2021, the Company recorded no impairment losses related to barter credits.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the years ended September 30, 2022 and 2021, we recorded no impairment charges related to other intangible assets.

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

The following table presents the Company’s revenues disaggregated by type:

	For the years ended
	September 30,
	2022	2021
Wholesale	$1,085,024	$457,044
Retail	146,620	193,471
Other	45,935	-
	$1,277,579	$650,515

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended September 30, 2022 and 2021, except as disclosed.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of September 30, 2021:

September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities	$9,920	$-	$-	$9,920
Derivative liability	-	-	1,799,354	1,799,354
	$9,920	$-	$1,799,354	$1,809,274

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2020	$5,649,412
Conversions of debt to equity	(1,597,831)
Settlement of derivative liability	(2,223,503)
Change in fair value	(28,724)
Balance at September 30, 2021	$1,799,354
Change in fair value	4,117,085
Settlement of derivative liability	(5,916,439)
Balance at September 30, 2022	$-

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $27,067 and $10,145 for the years ended September 30, 2022 and 2021, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense were $564,075 and $1,778,073 for the years ended September 30, 2022 and 2021, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of September 30, 2022, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2022 and 2021, as follows.

	September 30,	September 30,
	2022	2021
Warrants	88,918,645	20,750,000
Options	22,500,000	-
Convertible debt	90,426,058	139,000,018
	201,844,703	159,750,018

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Recently Issued Accounting Pronouncements

During the years ended September 30, 2022 and 2021, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Raw materials and packaging components	$249,042	$410,569
Finished goods	1,427,017	1,187,096
Consigned goods	77,135	224,147
Apparel	96,186	100,542
Less obsolescence allowance	(1,071,469)	(1,001,542)
	$777,911	$920,812

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Land	$-	$114,200
Building	-	305,800
Machinery and equipment	66,264	66,264
Computer/office equipment	38,785	38,785
	105,049	525,049
Less accumulated depreciation	(77,044)	(75,388)
	$28,005	$449,661

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt

Notes payable

The Company’s notes payable as of September 30, 2022, are summarized as follows:

				Balances - September 30, 2022
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024	6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	8/15/2022	2/15/2024	6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
				$9,141,807	$4,291

The Company’s notes payable as of September 30, 2021, are summarized as follows:

				Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A1	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A1	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A1	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A1	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A1	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
				$1,460,741	$10,957

At September 30, 2022 and 2021, accrued interest related to notes payable totaled $191,437 and $105,403, respectively.

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration.

During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

					Balances - September 30, 2022
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245/share	1,451,087	1,002,198	-
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245/share	722,826	472,140	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
					$2,273,913	$1,474,338	$-

The Company’s convertible notes payable as of September 30, 2021, are summarized as follows:

					Balances - September 30, 2021
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder A2	2/12/2019	2/11/2020	8%	Variable	$388,889	$-	$504,770
Noteholder A2	3/15/2019	3/14/2020	8%	Variable	222,222	-	288,440
Noteholder A2	4/5/2019	4/4/2020	8%	Variable	388,889	-	504,770
Noteholder A2	8/5/2019	8/5/2020	12%	Variable	111,111	-	144,220
Noteholder A3	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-	-
Noteholder A3	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-	-
Noteholder A3	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-	-
					$5,452,111	$-	$1,442,200

At September 30, 2022 and 2021, accrued interest related to convertible notes payable totaled $46,266 and $989,845, respectively, and the derivative liability balances related to the accrued interest totaling $-0- and $357,154, respectively.

In connection with the August 23, 2022 convertible note agreements with Noteholder C and Noteholder D, the Company issued a total of 22,500,000 options (Note 7) exercisable at $0.01 per share. The options were fully vested at issuance and expire on August 23, 2023. Additionally, the Company issued a total of 88,731,145 warrants (Note 7) exercisable at $0.02695 per share. The warrants were fully vested at issuance and expire on August 23, 2027. The options and warrants, valued at approximately $4,413,000, represented approximately 67% of the total consideration received and resulted in an additional discount on the notes totaling $1,511,047 pursuant to FASB ASC 470-20-30, Debt. The discount is being amortized over the life of the notes.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Accrued payroll - Officer	$-	$95,761
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	787,125	626,053
	$915,230	$849,919

During September 2021, $954,000 in accrued payroll – officer was settled through the issuance of Series Z Preferred Stock (Note 9).

During August 2022, approximately $240,000 in accrued payroll – officer was settled through an exchange agreement (Note 9).

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of September 30, 2022 and 2021, the Company’s issued and outstanding common stock totaled 501,376,264 and 486,313,058, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. During the year ended September 30, 2021, 5,472,000 shares of Series A Preferred Stock were exchanged for 9,000,000 shares of the Company’s common stock. As of September 30, 2022 and 2021, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of September 30, 2022 and 2021, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049 and -0-, respectively,

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of September 30, 2022 and 2021, the Company’s issued and outstanding Series Z Preferred Stock totaled -0-, respectively, and the Series Z Preferred Stock was retired by the Company during August 2022.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances pursuant to private placements

During the year ended September 30, 2021, we issued shares of our common stock under private placement agreements for proceeds received as follows:

Date	Shares	Proceeds
10/19/2020	650,000	$25,000
11/3/2020	228,572	8,000
11/13/2020	2,512,563	100,000
12/14/2020	232,560	20,000
12/31/2020	700,000	25,000
1/29/2021	700,000	25,000
2/26/2021	312,500	25,000
7/28/2021	1,694,916	100,000
	7,031,111	$328,000

Issuances for services

During the year ended September 30, 2022, we issued shares of our common stock for services as follows:

Date	Shares	Expense
10/25/2021	6,211,180	$300,000
5/9/2022	3,500,000	133,000
5/9/2022	600,000	22,800
	10,311,180	$455,800

During the year ended September 30, 2021, we issued shares of our common stock for services as follows:

Date	Shares	Expense
10/28/2020	200,000	$9,600
10/31/2020	300,000	16,260
2/3/2021	977,778	117,333
4/23/2021	1,000,000	145,000
7/1/2021	1,900,000	190,950
7/1/2021	54,506	5,478
7/1/2021	250,000	25,125
7/21/2021	1,875,000	150,188
8/9/2021	775,212	61,087
	7,332,496	$721,021

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances for financing costs and default penalty

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

On May 29, 2021, the Company issued 4,000,000 shares of common stock valued at $419,600 to Noteholder J in connection with the May 29, 2021, note agreement (Note 5).

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock valued at $135,813.

During May 2022, the Company and Noteholder J agreed to roll the May 2021 note agreement into a new note. In return, the Company agreed to issue Noteholder J a total of 8,928,571 shares of common stock valued at $294,643.

During April 2022, the Company’s common stock was no longer quoted on OTC, resulting in a default under the terms of the May 2021 note agreement with Noteholder F (Note 5). To prevent Noteholder F from triggering default provisions, the Company and Noteholder F agreed that the Company would issue 9,761,904 common shares valued at $584,738.

Issuances for debt settlements

During the year ended September 30, 2022, we issued shares of our common stock for the settlement of convertible debt and related interest as follows:

		Settlement of	Settlement of	Settlement of
Date	Shares	Principal	Interest	Derivative
4/20/2022	4,111,111	$-	$222,000	$-

During the year ended September 30, 2021, we issued shares of our common stock for the settlement of convertible debt and related interest as follows:

		Settlement of	Settlement of	Settlement of
Date	Shares	Principal	Interest	Derivative
10/30/2020	1,700,000	$50,660	$-	$42,472
11/5/2020	6,961,000	137,222	20,445	239,615
11/30/2020	13,885,210	300,000	14,500	883,229
12/2/2020	2,000,000	98,800	-	131,360
12/16/2020	1,825,000	108,240	28,818	123,768
1/12/2021	1,500,000	102,000	-	67,077
2/8/2021	1,383,000	61,700	35,110	110,310
8/6/2021	1,000,000	45,900	-	-
8/24/2021	6,857,100	250,000	15,370	-
8/31/2021	2,000,000	71,800	-	-
9/21/2021	2,510,000	57,300	12,980	-
	41,621,310	$1,283,622	$127,223	$1,597,831

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding

During October 2021, the Company issued warrants for the purchase of 187,500 shares of common stock with a total value of $7,587 as financing costs. These warrants expire after five years and have an exercise price of $0.08.

During December 2021, the Company issued warrants for the purchase of 10,288,066 shares of common stock with a total value of $353,319 as financing costs. The warrants expire after five years and have an exercise price of $0.06.

During May 2022, the Company issued warrants for the purchase of 5,000,000 shares of common stock with a total value of $162,332 as financing costs. The warrants expire after five years and have an exercise price of $0.06.

During August 2022, the Company issued warrants for the purchase of 88,731,145 shares of common stock in connection with a convertible note payable (Note 5). The warrants expire after five years and have an exercise price of $0.02695.

A summary of the status of the Company’s warrant grants as of September 30, 2022 and the changes during the two years then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2020	20,750,000	$0.12	2.4 years
Outstanding at September 30, 2021	20,750,000	$0.12	1.4 years
Granted	104,206,711	0.03	5.0 years
Cancelled	(36,038,066)	0.09	2.2 years
Outstanding at September 30, 2022	88,918,645	$0.03	4.9 years
Exercisable at September 30, 2022	88,918,645	$0.03	4.9 years

Options outstanding

During August 2022, the Company issued options for the purchase of 22,500,000 shares of common stock in connection with a convertible note payable (Note 5). The options expire after one year and have an exercise price of $0.01.

A summary of the status of the Company’s option grants as of September 30, 2022 and the changes during the year then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at September 30, 2021	-	$-	-
Granted	22,500,000	0.01	1.0 years
Outstanding at September 30, 2022	22,500,000	$0.01	0.9 years
Exercisable at September 30, 2022	22,500,000	$0.01	0.9 years

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments totaling $5,000,000 by July 1, 2025. During the year ended September 30, 2021, the Company paid $1,000,000 under this contract. The agreement was terminated during the year ended September 30, 2022.

One of the Company’s subsidiaries entered into a lease agreement for retail space in Jamaica effective October 2018. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. The lease expired after 36 months in October 2021 and required monthly lease payments of approximately $3,250.

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

The Company’s accrued officer compensation (Note 6) as of September 30, 2021, substantially consists of amounts owed pursuant to the employment agreement which weren’t converted into the 2016 note or settled in the 2021 settlement.

Effective September 1, 2022, the Company and Mr. Davis entered into an employment agreement providing for a salary of $10,000 per month.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rayne Forecast Inc. consulting agreement

Rayne Forecast, Inc. (RFI), an entity owned by the CEO, is a party with the Company to a Consulting Agreement, pursuant to which the CEO, through RFI, provides certain services to the Company in connection with his role as the Company’s CEO and is compensated, through RFI, for certain services rendered to the Company. Pursuant to the terms of the Consulting Agreement, as amended, the Company shall pay to the CEO a minimum fee of $50,000 up to a maximum fee of $500,000 for the CEO’s reasonable services in any merger or acquisition involving the Company. The agreement provides that any such fees are not “finder’s fees” and are not to be calculated on the basis of any percentage of the amount of any financing or the deemed monetary value of any merger or acquisition transaction. The fees may be paid in Company stock or cash depending, among other items, on the cash availability of the Company. On September 30, 2021, the Company and RFI entered into an exchange agreement whereby the Company issued RFI 27,712 shares of Series Z Preferred Stock in exchange for the settlement of $141,883 due to RFI under the Consulting Agreement.

Black Mountain Botanical

During the years ended September 30, 2022 and 2021, Black Mountain Botanical (BMB), an entity owned by the wife of Mr. Davis, received $172,115 and $97,181, respectively, for procurement, payment and pricing services.

Contribution and Exchange Agreement

Effective August 31, 2022, in connection with the Hyla Acquisition Agreement (Note 10), Mr. Davis, RFI, and the Company entered into a Contribution and Exchange Agreement (the “Davis/Rayne Contribution Agreement”). Under the terms of the Davis/Rayne Contribution Agreement, Mr. Davis and RFI surrendered 20,612,060 shares of common stock and 719,571 shares of Series Z Preferred Stock in exchange for 30% ownership in CBD Unlimited, Inc.

10. Equity Method Investment and Note Receivable

Hyla US Holdco Limited

Effective August 31, 2022, the Company closed the transactions (the “Hyla Transaction Closing Date”) contemplated by a Control Acquisition Agreement (the “Hyla Acquisition Agreement”) with HYLA UK Holdco Limited, a United Kingdom limited company (the “Seller”). Pursuant to the terms of the Hyla Acquisition Agreement, we purchased (the “Hyla Transaction”) 51% of the issued and outstanding capital stock of Hyla US Holdco Limited, a Delaware corporation (“Hyla”), a wholly-owned operating subsidiary of the Seller.

We issued to the Seller 4,878,049 shares of our newly constituted Series H Convertible Preferred Stock (the “Hyla Series H Preferred”). We valued those shares at an aggregate of $2,000,000, which was based upon an as-converted-into-our Common Stock value of $0.041 per share. The per-share price was the closing price of our Common Stock, par value $0.0001 per share (our “Common Stock”), as reported by the OTC Markets Group Inc. (the “OTCM”), on August 19, 2022, the date on which certain of the initial set of Hyla Transaction-related draft documents were circulated for signature.

As of September 30, 2022, the Company did not control Hyla and recorded an equity method investment for $2,000,000 at September 30, 2022.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, as part of the Hyla Acquisition Agreement, the Company is obligated to pay to the Seller a Self-financing Promissory Note (our “Self-financing Note”) with a term of up to nine years. The initial principal balance of the Self-financing Note is $8,000,000 and it bears interest at an annual simple interest rate of 3.15%, which is the Internal Revenue Service’s August 2022 Applicable Federal Rate for promissory notes with terms from three to nine years. Upon an Event of Default (as such term is defined in the Self-financing Note), the interest rate will increase to 6.3% per annum until such Event of Default has been cured or the debt has been paid in full. Under the Note, the Company will be obligated to make payments of principal and interest on a quarterly basis, in arrears (each, a “Quarterly Payment”). The amount of principal and interest due to the Seller for each of our Quarterly Payments is calculated pursuant to a formula set forth in the Self-financing Note, the components of which are derived from a matrix that consists of Hyla’s quarterly gross sales revenues and its gross sales margin. Each Quarterly Payment shall, at the option of the Seller, be paid either in cash or through the issuance of shares of our Common Stock. The pricing of those shares will be determined by the volume weighted average price of our Common Stock as of the last business day of the relevant quarter. The Self-financing Note is subject to an “ownership limitation” such that the Seller cannot request that it be issued shares of our Common Stock as payment if such issuance would result in the Seller holding more than 4.99% of the then-issued and outstanding shares of our Common Stock (a “Conversion or Exercise Blocker”). We may pre-pay our Self-financing Note in whole or in part at any time without premium or penalty.

In connection with the Hyla Transaction, Hyla and we entered into an Intercompany Services Agreement (the “Hyla ISA”), pursuant to the provisions of which, we agreed to provide to Hyla certain human resources, marketing, information technology, and other administrative services that are necessary to support its business. We will invoice Hyla on a monthly basis for our performance of the services thereunder, and for which Hyla will pay us in accordance with the provisions of the HYLA ISA. The initial term of the Hyla ISA is nine years and it is subject to renewal for successive 12-month periods.

In connection with the Hyla ISA, Hyla issued to us its two-year Promissory Note in the principal amount of $1,500,000, which accrues interest at the rate of 10% per annum (“Hyla’s ISA Note”). Principal and interest payments thereunder are due and payable monthly. Upon an Event of Default (as such term is defined in Hyla’s ISA Note), the interest rate increases to 18% per annum until such Event of Default has been cured or the debt has been paid in full. The principal amount is due and payable on or before August 31, 2024.

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

The components of income tax expense for the years ended September 30, 2022 and 2021 consist of the following:

	2022	2021
Federal and State tax at statutory rate	26%	26%
Temporary differences	3%	8%
Permanent differences	-2%	-6%
Valuation allowance	-27%	-28%
Effective rate	0%	0%

Significant components of the Company’s deferred tax assets as of September 30, 2022 and 2021 are summarized below.

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$4,838,000	$3,729,000
Valuation allowance	(4,838,000)	(3,729,000)
	$-	$-

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022 and 2021, the Company had approximately $18,608,000 and $14,347,000, respectively, of federal net operating loss carry forwards. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that there has not been any transaction to warrant any limitation of any previous operating losses.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $1,109,000 and $1,908,000 during the years ended September 30, 2022 and 2021, respectively.

The Company reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2013 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. The Company has not filed its tax returns since 2013. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any. The Company is working with its accountants to prepare and file past due federal tax returns for 2013 through 2022, which are anticipated to be completed and filed in 2023.

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

Item 9b. Other Information

Hyla Investment and Related Transactions

Effective August 31, 2022, we closed a transaction contemplated by the Hyla August Agreement with HYLA UK. Pursuant to the terms thereof, we, through our specially formed transaction subsidiary, purchased 51% of the issued and outstanding capital stock of Hyla US Holdco Limited, a wholly-owned operating subsidiary of Hyla UK. We are holding that 51% as an investment.

Hyla produces and sells organic, plant-based, all-natural, zero-nicotine vape products. Each Hyla device contains a natural guarana extract that is blended with proprietary botanical formulas. Hyla launched its products in October 2021 and its initial inventory (140,000 devices) was sold out the following month. Hyla’s products bear the Underwriters Laboratories global safety certification and are CE approved.

The Hyla Transaction was paid through the issuance (i) of shares of our capital stock and (ii) our contingent promissory note. We issued to Hyla UK approximately 4,878,049 shares of our newly constituted Series H Stock. We valued those shares at an aggregate of two million dollars, which was based upon an as-converted-into-our Common Stock value of $0.041 per share. The per-share price was the closing price of our Common Stock, par value $0.0001 per share, as reported by the OTCM on August 19, 2022, the date on which certain of the initial set of Hyla Transaction-related draft documents were circulated for signature. We also issued to Hyla UK our Self-financing Promissory Note (our “Self-financing Note”) with a term of up to nine years. The initial principal balance of our Self-financing Note is $8 million and it bears interest at an annual simple interest rate of 3.15%, which is the Internal Revenue Service’s August 2022 Applicable Federal Rate for promissory notes with terms from three to nine years. We are obligated to make payments of principal and interest on a quarterly basis, in arrears (each, a “Quarterly Payment”). The amount of each of our Quarterly Payments is calculated pursuant to a formula set forth in the Self-financing Note, the components of which are derived from a matrix that consists of Hyla’s quarterly gross sales revenues and its gross sales margin.

Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock

To establish our Series H Stock, we filed a Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock with the Secretary of State of the State of Nevada on August 25, 2022 (the “Series H CoD”). The Series H Stock has a par value of $0.0001 per share and a stated value of $0.41 per share. Each share of Series H Stock may be initially converted into 10 shares of our Common Stock, subject to adjustment due to merger, consolidation, exchange of shares, recapitalization, reorganization, or similar events, all as set forth in the Series H CoD. The holders of the Series H Stock are entitled to receive dividends in an aggregate amount equal to the total amount of any dividends that we declare, pay, or set aside for the holders of shares of our Common Stock. The holders of Series H Stock shall vote together as a single class, but otherwise have the same voting rights as the holders of shares of our Common Stock except that the holders of the Series H Stock are entitled to an aggregate vote equivalent to one share in excess of the maximum potential vote of the aggregate of the other classes or series of our then-issued and outstanding equity voting shares on any occasion when the vote of the holders of our voting equity is held. Further, for so long as shares of Series H Stock are outstanding, the holders of the majority of the Series H Stock shall have the right to appoint two of our directors, while the other three directors will be appointed by the vote of a majority of our Common Stock and the Series H Stock, the holders thereof exercising their variable basis voting rights. The Series H Stock has a liquidation preference to our Common Stock equal to $0.41 per share. As of the date of this Annual Report on Form 10-K, none of the holders of the Series H Stock has exercised any board appointment rights.

Self-financing Note

Pursuant to the Hyla August Agreement, we issued to Hyla UK our Self-financing Note in the principal amount of $8 million, which accrues interest at the rate of 3.15% per annum. Upon an Event of Default (as such term is defined in the Self-financing Note), the interest rate will increase to 6.3% per annum until such Event of Default has been cured or the debt has been paid in full. The amount of principal and interest due to Hyla UK for each of our Quarterly Payments is calculated pursuant to a formula set forth in the Self-financing Note, the components of which are derived from a matrix that consists of Hyla’s quarterly gross sales revenues and its gross sales margin. Each Quarterly Payment shall, at the option of Hyla UK, be paid either in cash or through the issuance of shares of our Common Stock. The pricing of those shares will be determined by the volume weighted average price of our Common Stock as of the last business day of the relevant quarter. The Self-financing Note is subject to an “ownership limitation” such that Hyla UK cannot request that it be issued shares of our Common Stock as payment if such issuance would result in Hyla UK holding more than 4.99% of the then-issued and outstanding shares of our Common Stock (a “Conversion or Exercise Blocker”). We may pre-pay our Self-financing Note in whole or in part at any time without premium or penalty. As of the date of this Annual Report on Form 10-K, we have not made any of the Quarterly Payments under the Self-financing Note but are not in default of our obligations thereunder as we have not received from Hyla the information required to calculate the Quarterly Payments.

Intercompany Services Agreement

In connection with the Hyla Transaction, Hyla and we entered into an Intercompany Services Agreement (the “Hyla ISA”), pursuant to the provisions of which, we agreed to provide to Hyla certain human resources, marketing, information technology, and other administrative services that are necessary to support its business. We will invoice Hyla on a monthly basis for our performance of the services thereunder, and for which Hyla will pay us in accordance with the provisions of the HYLA ISA. The initial term of the Hyla ISA is nine years and it is subject to renewal for successive 12-month periods.

ISA-related Promissory Note

In connection with the Hyla ISA, Hyla issued to us its two-year Promissory Note in the principal amount of $1.5 million, which accrues interest at the rate of 10% per annum (“Hyla’s ISA Note”). Principal and interest payments thereunder are due and payable on a monthly basis. Upon an Event of Default (as such term is defined in Hyla’s ISA Note), the interest rate increases to 18% per annum until such Event of Default has been cured or the debt has been paid in full. The principal amount is due and payable on or before August 31, 2024. As of the date of this Annual report on Form 10-K, none of the monthly payments has been made.

Financing Related to the Hyla Transaction and Endexx’s On-going Obligations

In connection with the financing that we required to effectuate the Hyla Transaction and for certain of our on-going obligations, pursuant to a Note Purchase Agreement (the “NPA”), we sold and issued two Convertible Promissory Notes (each, an “NPA Promissory Note”) in an aggregate principal amount of approximately $2.174 million for an aggregate purchase price of $2.0 million ($1.335 million to one of the NPA Investors and $655 thousand to the other NPA Investor) and granted two five-year Common Stock Purchase Warrants (each, an “NPA Warrant”) that are exercisable for the purchase of up to an aggregate of approximately 88.7 million shares (approximately 59.2 million shares to one of the NPA Investors and approximately 29.5 million shares to the other NPA Investor) of our Common Stock (collectively, the “NPA Warrant Stock”) to two of our Historic Investors (as such term is defined in “Reduction of Historic Promissory Obligations; Cancellation of Historic Warrants”, below; each of such Historic Investors, an “NPA Investor”). In addition, each NPA Investor and we also entered into a Registration Rights Agreement (the “NPA Registration Rights Agreement”), pursuant to the provisions of which we are obligated to register for resale the shares of our Common Stock that underly our NPA Promissory Notes and our NPA Warrants. To secure our obligations to each NPA Investor under our NPA Promissory Notes, we entered into a Security Agreement (the “NPA Security Agreement”) and an IP Security Agreement (the “NPA IP Security Agreement”), each in favor of each NPA Investor (collectively, the “NPA Security Agreements”).

The sale and issuance of the NPA Promissory Notes, the grant of the NPA Warrants, and the other transactions contemplated by the NPA were completely consummated on August 31, 2022 (the “NPA Closing Date”). The NPA also granted to each NPA Investor a one-year option to purchase up to an aggregate of 22.5 million shares of our Common Stock (20 million shares for one NPA Investor and 2.25 million shares for the other NPA Investor) at a per-share exercise price of $0.01 (collectively, the “NPA Options”). Exercise of the NPA Options is subject to the Conversion or Exercise Blocker.

Each NPA Promissory Note is due on the 12-month anniversary of the NPA Closing Date and is secured by all of our assets (including the equity of each of our partially and wholly-owned subsidiaries) pursuant to the provisions of the NPA Security Agreements. Initially, the NPA Promissory Notes are convertible into shares of our Common Stock (the “NPA Conversion Stock”) at an initial, fixed conversion price of $0.0245 per share, subject to adjustment due to merger, consolidation, exchange of shares, recapitalization, reorganization, or similar event as set forth in the NPA Promissory Notes (the “NPA Conversion Price”). The NPA Promissory Notes contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if we issue shares of our Common Stock or common stock equivalents at a price lower than the then-current NPA Conversion Price for the NPA Promissory Notes. Upon the occurrence of any fundamental transaction, distributions, stock dividends, or other similar event, each NPA Investor will be entitled to participate in such an event on an “as-converted” basis, and the NPA Conversion Price will be ratably adjusted upon any stock split, stock distribution, or other similar event. Each NPA Promissory Note is subject to the Conversion or Exercise Blocker, such that the applicable NPA Investor cannot convert any portion of its NPA Promissory Note that would result in the NPA Investor and its affiliates exceeding the limits of the Conversion or Exercise Blocker following such conversion (excluding, for purposes of such determination, shares of our Common Stock that will be issuable upon conversion of that portion of the holder’s NPA Promissory Note or exercise of that portion of the holder’s NPA Warrant that had not then been converted or exercised, respectively). An NPA Promissory Note may not be converted until the six-month anniversary of the NPA Closing Date, except in the event of an uncured Event of Default (as such term is defined in the NPA Promissory Note). Each NPA Promissory Note accrues interest at an annual rate equal to 12% (the first 12 months of which constitute guaranteed interest) and is due and payable on its maturity date (or sooner if an NPA Investor converts an NPA Promissory Note or otherwise accelerates the maturity date, as provided for therein). Interest is payable in cash on the maturity date or, in shares of our Common Stock at the then-current NPA Conversion Price if the NPA Investor were to convert an NPA Promissory Note or otherwise accelerates the maturity date, as provided for therein.

We have the right, but not the obligation, to prepay, in full, but not in part, the outstanding principal and interest under each NPA Promissory Note prior to its maturity date. Exercise of our prepayment option requires us to pay to the then-holder of the applicable NPA Promissory Note an amount equal to the sum of (i) the then-outstanding principal amount plus (ii) the guaranteed interest and any other outstanding and accrued interest thereon, multiplied by 125%. We must provide five calendar days’ prior written notice to the then-holder of the applicable NPA Promissory Note of our intention to effectuate a prepayment.

We also granted to each of the NPA Investors an NPA Warrant for the purchase of up to an aggregate of approximately 88.7 million shares of NPA Warrant Stock. Each NPA Warrant has a five-year term, is immediately exercisable at an exercise price of $0.02695 per share (the “NPA Warrant Exercise Price”), subject to adjustment, and is exercisable by the then-holder on a “cashless” basis. Each NPA Warrant contains an adjustment provision that, subject to certain exceptions, reduces the NPA Warrant Exercise Price if we issue shares of our Common Stock or common stock equivalents at a price lower than the then-current NPA Warrant Exercise Price. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the NPA Warrant Exercise Price and, in certain circumstances, the number of shares of NPA Warrant Stock. Each NPA Warrant is subject to an “ownership limitation,” such that the applicable NPA Investor cannot exercise any portion of an NPA Warrant that would result in that NPA Investor and its affiliates holding more than the limits of the Conversion or Exercise Blocker upon such exercise (excluding, for purposes of such determination, shares of our Common Stock remaining issuable upon the exercise of its NPA Warrant or the conversion of its NPA Promissory Note).

Pursuant to the provisions of the NPA Registration Rights Agreement, we are obligated to file a Registration Statement with the SEC to register for resale the shares of Conversion Stock and the shares of NPA Warrant Stock not later than the four-month anniversary of the NPA Closing Date. Further, we agreed to use our best efforts to have the Registration Statement declared effective by the SEC within 90 days after we have filed it, but in no event later than 90 days after such filing, or by the 5th trading day following the date on which we are notified that the Registration Statement will not be reviewed by the SEC or is no longer subject to further review and comments. Pursuant to the provisions of the NPA Registration Rights Agreement, we are subject to payment of partial liquidated damages in an amount equal to 2.0% of the aggregate purchase price paid by the applicable NPA Investor pursuant to the NPA for the NPA Promissory Note and the NPA Warrant if we fail (i) to meet various specified filing and effectiveness dates in accordance with the schedule set forth therein or (ii) to keep the Registration Statement effective and usable by the NPA Investors in the manner set forth therein. The NPA Investors and we also agreed, among other things, to indemnify each NPA Investor from certain liabilities and to pay all fees and expenses that we may incur in connection with the registration of the shares of Conversion Stock and the shares of Warrant Stock held by each NPA Investor.

Reduction of Historic Promissory Obligations; Cancellation of Historic Warrants

Between February of 2019 and May of 2022, we borrowed approximately $6.7 million from seven different investors (collectively, the “Historic Investors”) through the issuance of a series of our Convertible Promissory Notes (collectively, the “Historic Investors Pre-Hyla Transaction Promissory Notes”) and, with accrued interest standard rate interest through August 31, 2022, we owed the Historic Investors approximately $9.445 million. Each of the Historic Promissory Notes accrued interest at a specified rate that increased significantly in the event that we defaulted in our obligations thereunder. As of August 31, 2022, we may have been in default under the provisions of some or all of the Historic Investors Pre-Hyla Transaction Promissory Notes. In connection with our initial sale and issuance of each Historic Investors Pre-Hyla Transaction Promissory Note, we also granted to each Historic Investor a Common Stock Purchase Warrant that provided to each Historic Investor the right to purchase shares of our Common Stock (collectively, the “Historic Investors Warrants”). The initial aggregate number of shares of our Common Stock underlying the Historic Investors Warrants was approximately 74 million.

In connection with, and effective upon, August 31, 2022, each of the Historic Investors and we entered into Settlement, Lock-Up, and Leak-Out Agreements (each, a “Historic Investors Settlement Agreement”). Pursuant to the provisions of each such Agreement, each Historic Investor agreed to exchange its Historic Investors Pre-Hyla Transaction Promissory Note and its Historic Investors Warrant for a replacement, simple Promissory Note (collectively, the “Historic Investors Replacement Notes”). The initial principal balance of each Historic Investors Replacement Note was equal to the sum of (i) the principal amount owed to each Historic Investor under its Historic Investors Pre-Hyla Transaction Promissory Note and (ii) the accrued and unpaid stated rate of interest thereunder.

The term of each Historic Investors Replacement Note is 18 months. Payments of principal thereunder are to commence on the three-month anniversary of the NPA Closing Date – an amount that escalates through and including the 17-month anniversary, with a balloon payment due the following month. Interest accrues during the term of each Historic Investors Replacement Note at a rate of 6.667% per annum and is also due with the balloon payment. We may prepay the Historic Investors Replacement Notes at any time without premium or penalty. Upon an event of default thereunder, the interest rate on the then-unpaid principal increases to 18.0% per annum until that default has been cured or the debt has been paid in full. Upon an event of default of a Historic Investors Replacement Note, the holder thereof has the right to pursue payment of only those amounts that were then due and payable; however, the holder does not have any right to accelerate any future amounts due thereunder. Further, in the event that a Historic Investor obtains a judgment against us resulting from a default under a Historic Investors Replacement Note, the Historic Investor is precluded from attaching any of (i) the Series H Stock that we acquired in the Hyla Transaction and (ii) Hyla’s assets.

Pursuant to the provisions of the Settlement Agreements, each Historic Investor agreed to (i) waive any default or additional interest, fees, and penalties that otherwise might have been due under its Historic Investors Pre-Hyla Transaction Promissory Note and (ii) waive any Common Stock conversion rights under its Historic Investors Pre-Hyla Transaction Promissory Note. Two of the Historic Investors that owned shares of our Common Stock agreed (i) that, for a period of 12 or 18 months, they would not sell any of those shares and (ii) for the succeeding period of 12 months, they would limit their sales of those shares to a maximum of five percent of the daily trading volume of our Common Stock, as reported by the OTCM. A third Historic Investor that, because it is also an NPA Investor, is not party to such an agreement.

Todd Davis Agreements

Effective as of August 31, 2022, we entered into a series of agreements with our president, Todd Davis, as detailed below.

Contribution and Exchange Agreement

Mr. Davis, Rayne Forecast Inc., an Arizona corporation that is wholly owned by Mr. Davis (“Rayne”), CBD Unlimited, Inc., a Nevada corporation that, until then was a wholly-owned subsidiary ours (“CBDU”), and we entered into a Contribution and Exchange Agreement (the “Davis/Rayne Contribution Agreement”). Pursuant to its terms, (i) Rayne surrendered to us for cancellation (y) certain shares of our Common Stock then owned of record and beneficially by Rayne and (z) Mr. Davis surrendered all of the then-issued and outstanding shares of our Series Z Convertible Preferred Stock (“Series Z Preferred”), all of which stock was owned of record and beneficially by Mr. Davis, such that upon such cancellations, Mr. Davis and Rayne collectively remained the record and beneficial owners of 4.99% of the then-issued and outstanding shares of our Common Stock (separate from additional shares of our Common Stock thereafter held in an escrow, which, if released, would increase such percentage to 8.62%, calculated as if that stock had been released to Rayne on August 31, 2022, which potential post-release percentage is equivalent to the percentage of our capital stock owned of record and beneficially by Hyla UK (assuming that, as of August 31, 2022, Hyla UK had converted all of the shares of Series H Stock) and (ii) Mr. Davis and Rayne contributed to us certain unpaid compensation and related items in their favor. In exchange therefor, we transferred to Mr. Davis/Rayne that number of shares of CBDU common stock equal to 30% of its then-issued and outstanding capital stock (the “Davis/Rayne Exchange Transaction”). Pursuant to the provisions of the Davis/Rayne Contribution Agreement, we contributed all of our operating assets, wherever situated, and all of our liabilities directly related thereto to CBDU. As a result of the provisions of the Davis/Rayne Contribution Agreement, CBDU became a majority-owned subsidiary of ours that we will continue to consolidate for financial reporting purposes. Subsequent to August 31, 2022, but in connection with the Davis/Rayne Contribution Agreement and the Davis/Rayne Exchange Transaction, we filed our Certificate of Withdrawal of Certificate of Designation for our Series Z Preferred (the “Series Z Withdrawal”) with the Secretary of State of the State of Nevada.

Escrow Agreement

Effective as of Hyla Transaction Closing Date and as required pursuant to the provisions of the Davis/Rayne Contribution Agreement, Mr. Davis, Rayne, a third-party escrow agent, and we entered into an Escrow Agreement (the “Davis/Rayne Escrow Agreement”), pursuant to which Rayne delivered a number of shares of our Common Stock (the “Davis/Rayne Escrowed Shares”) to the escrow agent to be held in escrow. Under the terms of the Davis/Rayne Escrow Agreement, the Davis/Rayne Escrowed Shares will be released to Rayne (or Mr. Davis) upon our payment in full of each of the Historic Investors Replacement Notes.

Executive Agreement

Effective as of Hyla Transaction Closing Date and in connection therewith and with the Davis /Rayne Contribution Agreement and the Davis/Rayne Exchange Transaction, Mr. Davis and we entered into a one-year Executive Agreement (the “Davis Executive Agreement”). Pursuant thereto, Mr. Davis will continue to serve as our President and will continue to provide such services as are customary of such officeholder and will continue to oversee CBDU’s operations, as now consolidated into CBDU. We will provide base compensation to Mr. Davis at a rate of $10,000 per month. He will also be eligible to participate in all other benefits that we offer to our executives, including, but not limited to, health insurance for Mr. Davis and his family members. Either of us may terminate the Davis Executive Agreement upon 30 days’ written notice for any or no reason; provided, that we can terminate Mr. Davis immediately for Cause (as such term is defined in the Davis Executive Agreement). If we terminate the Davis Executive Agreement other than for Cause or if Mr. Davis terminates the Davis Executive Agreement for Good Reason (as such term is defined in the Davis Executive Agreement), then we will continue to pay to Mr. Davis his base compensation for the succeeding six months. We do not have any obligations to Mr. Davis if we terminate the Davis Executive Agreement for Cause or if Mr. Davis terminates the Davis Executive Agreement other than for Good Reason.

The foregoing brief summary description of certain terms and provisions of each of the Series Z Withdrawal, the Series H CoD, the NPA Warrants, the Hyla August Agreement, the Self-financing Note, the Hyla ISA, Hyla’s ISA Note, the NPA, the NPA Promissory Notes, the NPA Warrants, the NPA Registration Rights Agreement, the NPA Security Agreement, the NPA IP Security Agreement, the Historic Investors Settlement Agreements, the Historic Investors Replacement Notes, the Davis/Rayne Contribution Agreement, the Davis/Rayne Escrow Agreement, and the Davis Executive Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of each of such certificates, securities, and agreements, a copy of the form of each of which is attached to this Annual Report on Form 10-K, as Exhibits 3.3a, 3.4, 4.11, and 10.35 through 10.48, respectively. Readers are encouraged to read each Exhibit in full for a more comprehensive understanding of the transaction described herein.

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

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position	Date First Elected or Appointed

Todd Davis	56	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, and Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee	January 1, 2002
Steven Plumb	63	Chief Financial Officer	August 31, 2022
Nick Mehdi	49	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	August 31, 2022
Dustin Sullivan	48	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	March 20, 2020
Irving Minnaker	64	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	September 15, 2021

Todd Davis – Chairman of the Board, Chief Executive Officer, President, and Treasurer. Mr. Davis joined us in January 2002 as a director, and has served as our Chief Executive Officer, President, Treasurer, and Chairman of the Board since June 2004. Mr. Davis previously worked as an investment banker in Chicago, Illinois from October 1990 to December 2000 at Thomas James Associates, Inc., Baron Chase Securities, Inc., Lexington Securities, Inc., and Access Financial Group, Inc., where he was engaged in over 100 initial public offerings, follow-on offerings, and private placements. Following his tenure on Wall Street, Mr. Davis worked as an independent consultant, an advisor in the biomedical and pharmaceutical industries beginning in March 2000 through April 2003. In January 2002, he was hired as the Chief Financial Officer of PanaMed Corporation, and was later appointed Chief Executive Officer in June 2004. Mr. Davis holds a Bachelor of Science degree in Administrative Communications from Northern Arizona University, and has partially completed a master’s degree in International Finance from Arizona State University. Additionally, Mr. Davis previously held Series 7 and 63 licenses from 1990 to 2002. We believe that Mr. Davis is qualified to serve on our Board because of he has served in multiple C-level positions in public companies and has the experience and knowledge necessary to lead us. We believe that Mr. Davis’ status as our long-time Chairman of the Board and executive officer allows him to have a great understanding of what is required to advance our business, which qualifies him to serve on our Board.

Steven M Plumb – Chief Financial Officer. Mr. Plumb is a seasoned senior executive and financial manager, experienced in operations, finance, and marketing. He is a former auditor with PriceWaterhouseCoopers and KPMG. He also has a background in IT, biotech, oil and gas, real estate, medical, and utility companies. Since 2001, Mr. Plumb has served as the president of Clear Financial Solutions, Inc., a consulting firm that he founded, which provides interim CFO services to small public companies. Between December of 2018 and May of 2021, he served as the Chief Financial Officer of Artella Solutions, Inc., a private medical device company; from May of 2013 through February of 2019, as the Chief Financial Officer of ProBility Media Corp. (PBYA.PK), a Pasadena, Texas-based online training school for skilled trades, and commencing January of 2020, as the Chief Financial Officer of DirectView Holdings, Inc. (DIRV.PK), a Boca Raton, Florida-based security monitoring company. In his career, he has prepared SEC filings, managed investor relations, conducted mergers and acquisition activities, developed successful offering memoranda, registration statements, and investor presentations. Steve received his Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas. Based on his financial background and his wide variety of experience, we believe that M. Plumb is well suited to act as our Secretary and Treasurer.

Nick Mehdi – Director. Mr. Mehdi, 49, has served as Hyla’s CEO since inception in September of 2021. Prior to joining Hyla and commencing in May of 2019, he was the Chief Executive Officer of ZT Wireless, LLC, and from October of 2018 to October of 2018, he was the Vice President of Operations for Sun Com Mobile, LLC. Both companies are Sugarland, Texas-based wireless communications companies. Nick received his bachelor’s degree from University of Houston in May 2001. Based on his experience with Hyla’s products and his position as its CEO, we believe that Mr. Mehdi is well qualified to serve as one of our directors.

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

We know of no other material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries, including, but not limited to:

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

Item 11. Executive Compensation.

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which term is defined as follows:

(a)	all individuals serving as our principal executive officer and principal financial officer during the years ended September 30, 2022 and 2021; and

(b)	each of our three other most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2022 and 2021.

Except as set forth in the following table, we did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2022. n

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Todd Davis (2)
Chief Executive Officer, President,	2022	$153,000	$-	$153,000
and Chairman of the Board	2021	$156,000	$-	$156,000

Steven M Plumb (3)
Chief Financial Officer	2022	$5,000	$-	$5,000

Ronald Cotting (4)
Director of Operations	2022	$125,000	$-	$125,000
	2021	$125,000	$-	$125,000

Stephen A. Herron, Sr. (5)
Director of Sales	2022	$125,000	$-	$125,000
	2021	$125,000	$-	$125,000

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.
(2)	Mr. Davis was appointed as our Chief Financial Officer on January 1, 2002 and as our Chief Executive Officer, President, Treasurer, and Chairman of the Board on June 4, 2004, and served as our Chief Financial Officer and Treasurer until August 31, 2022. Effective September 1, 2022, Mr. Davis’ annual compensation became $120,000.
(3)	Mr. Plumb joined the Company as our Chief Financial Officer and Secretary on August 29, 2022.
(4)	Mr. Cotting joined the Company as our Director of Operations (a non-executive officer level position) on April 1, 2020.
(5)	Mr. Herron joined the Company as our Director of Sales (a non-executive officer level position) on April 1, 2020.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Todd Davis

On April 4, 2005, we entered into an employment agreement with Mr. Davis. Pursuant to the employment agreement, Mr. Davis is entitled to a base salary of $156,000 per year. Mr. Davis is also eligible to receive an annual bonus as provided for under an annual incentive plan sponsored and maintained by us and/or as the Board determines in its discretion, as well as options to purchase shares of Common Stock as the Board determines in its discretion. In addition to certain payments due to Mr. Davis upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Finally, Mr. Davis is eligible for certain other welfare, pension, and incentive benefits available to all of our senior executives. This agreement was superseded in connection with the Hyla Transaction. Please see Item 9b for an update.

Mr. Davis earned total cash compensation for his services to us in the amount of $153,000 for fiscal 2022 and $156,000 for fiscal 2021.

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or unvested stock awards outstanding as of September 30, 2022.

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

Director Summary Compensation Table

As of the end of our 2022 fiscal year, we had three non-employee directors. We did not compensate them for their service as directors during any of the years in which they served.

Risk Assessment in Compensation Programs

During our 2022 and 2021 fiscal years, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

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

The following table sets forth, as of January 9, 2023, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO, Director (2) c/o 38246 N. Hazelwood Circle Cave Creek, AZ 85331	Common Stock	28,254,345	5.59%
Steven M Plumb, CFO 9130 Cliffwood Drive Houston, TX 77096	Common Stock	-	*	%
Nick Mehdi, Director 4719 Chenybriar Ave. Sugar Land, TX 77479	Common Stock	-	*	%
Irving Minnaker, Director 550 South Ocean Blvd, Apt. 1201 Boca Raton Florida 33432	Common Stock	-	*	%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Common Stock	3,825,654	*	%
Directors and Executive Officers as a Group (5 persons)	Common Stock	32,079,999	6.35%

* Less than 1%

(1)	Applicable percentage of ownership is based on 505,157,952 shares of our Common Stock outstanding as of January 9, 2023, plus, for each stockholder, all shares that such stockholder could be issued within 60 days upon the conversion or exercise of any convertible or exercisable securities.

(2)	Includes 3,044,175 shares of our Common Stock owned of record and beneficially by Mr. Davis and 25,210,170 shares of our Common Stock owned of record by Rayne Forecast Inc. (“Rayne”), an entity over which Mr. Davis has dispositive and voting authority. Does not include 20,526,143 shares of our Common Stock held in an escrow account with the Company’s counsel for the benefit of Rayne, subject to release upon our payment of our obligations under our promissory note to Hyla UK Limited.

The following table sets forth, as of January 9, 2023, certain information with respect to the beneficial ownership of our Series H Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO c/o 38246 N. Hazelwood Circle Cave Creek, AZ 85331	Series H Convertible Preferred Stock	-	*	%
Steven M Plumb, CFO 9130 Cliffwood Drive Houston, TX 77096	Series H Convertible Preferred Stock	-	*	%
LNMS LLC (1) 4719 Chenybriar Ave. Sugar Land, TX 77479	Series H Convertible Preferred Stock	278,048.782	5.7%
Irving Minnaker 550 South Ocean Blvd., Apt. 1201 Boca Raton Florida 33432	Series H Convertible Preferred Stock	-	*	%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Series H Convertible Preferred Stock	-	*	%
Directors and Executive Officers as a Group (5 persons)	Series H Convertible Preferred Stock	-	5.7%
Beneficial Owner of More than 5%	Series H Convertible Preferred Stock
Global Investment Holdings Limited (2) 826 N. La Cienega Blvd. Los Angeles, CA 90069	Series H Convertible Preferred Stock	3,846,341.48	78.85%

* Less than 1%

(1)	LNMS LLC is managed by Nick Mehdi, who makes all of its investment decisions.

(2)	Global Investment Holdings Limited is managed by Max Baker, who makes all of its investment decisions.

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

Except for the transactions described below, we have had no related party transactions during the fiscal years ended September 30, 2022 and 2021.

Transactions with Todd Davis and Rayne

Todd Davis, our Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, is the owner of Rayne. Commencing in 2001, Mr. Davis, through Rayne (which was then an Illinois-domiciled corporation through October of 2015 and thereafter was domiciled in Arizona), entered into a series of financial arrangements, consulting agreements (and amendments), and an employment agreement with us. During our fiscal years prior to our 2020 fiscal year, Rayne lent funds to us, portions of which were repaid by our issuing to Rayne shares of our Common Stock. Also, during those years, Rayne assisted us with certain business transactions and earned fees in respect thereof, which fees were accrued and portions of which were repaid by our issuing to Rayne shares of our Common Stock. Mr. Davis, directly, entered into an employment agreement with us in 2005, pursuant to which he is to receive $156,000 in annual compensation. During our fiscal years prior to our 2022 fiscal year, as well as in our 2022 fiscal year, much of Mr. Davis’ compensation has been accrued. Effective September 30, 2021, we issued 719,571 shares of our Series Z Stock to Rayne in consideration of the retirement of our accrued obligations (approximately $2.5 million) to Rayne and Mr. Davis. In connection with the Hyla Transaction, Mr. Davis returned all of the Series Z Stock to our treasury for cancellation.

Mr. Davis has two primary functions with the Company. The first, for which he spends approximately 90% of his business time, is operational: sourcing raw materials, overseeing manufacturing, tending to marketing and distribution, monitoring accounts receivable, and collecting the receivables. Relative to his operational duties (which stem from his services as the Company’s executive officer), the Company paid or accrued a salary for Mr. Davis. The second function, for which Mr. Davis spends approximately 10% of his business time, is financial: interfacing with a variety of potential sources of debt and equity financing for the Company. Relative to his financial duties (which stemmed from his services as the Company’s sole director through late March 2020), the Company periodically paid additional compensation or a bonus to Mr. Davis through his consulting agreement, as amended. For certain personal reasons, Mr. Davis has determined to have the Company pay his employment agreement-based compensation through his consulting agreement, rather than through his employment agreement. So long as he performs the duties of an executive officer and a director of the Company, Mr. Davis and the Company have taken the position that the specific form of agreement under which payment is tendered or accrued is irrelevant. Also in connection with the Hyla Transaction, Mr. Davis and we agreed that his compensation would be fixed at $10,000 per month.

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

Director Independence

Our Board is currently composed of four members: Mr. Davis, Mr. Mehdi, Mr. Minnaker, and Mr. Sullivan. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that Mr. Mehdi, Mr. Minnaker and Mr. Sullivan are independent in accordance with the rules of The Nasdaq Stock Market, LLC, and the Commission.

Board Committees

Our Board has three board committees – Audit Committee, Compensation Committee, and Governance and Nominating Committee. The membership of the committees are as follows:

Committees	Audit Committee	Compensation Committee	Governance and Nominating Committee
Members:	Todd Davis (Chair) Irving Minnaker Dustin Sullivan	Todd Davis (Chair) Irving Minnaker Dustin Sullivan Nick Mehdi	Todd Davis (Chair) Irving Minnaker Dustin Sullivan Nick Mehdi

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

Compensation Committee

On January 1, 2021, our Board approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Messrs. Mehdi, Minnaker, Sullivan, and Davis (Chairman) serve as members of the Compensation Committee. Messrs. Mehdi, Minnaker and Sullivan each meet the independence requirements of The Nasdaq Stock Market LLC and the Commission, qualify as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualify as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs.

Governance and Nominating Committee

On January 1, 2021, our Board approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Mehdi, Minnaker, Sullivan, and Davis (Chairman) serve as members of the Nominating Committee. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of the Nasdaq Stock Market LLC and the Commission; however, currently only Messrs. Mehdi, Minnaker and Sullivan qualify as independent directors. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws.

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

The following fees were billed to us by our independent registered public accounting firm, Turner, Stone & Company, LLP, which served as the Company’s auditor from fiscal year ending September 30, 2021 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2022.

Description		September 30, 2021
Audit fees	$	$75,413
Audit-related fees		-
Legal fees		-
All other fees		-
Total	$	$75,413

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, dated January 1, 2021

3.3a>	Certificate of Withdrawal of Certificate of Designation for the Series Z Convertible Preferred Stock filed with the Secretary of State for the State of Nevada on September 6, 2022

3.4>	Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock of the registrant filed with the Secretary of State of the State of Nevada on August 25, 2022

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

4.11>	Form of Warrant of the registrant granted to two separate investors, effective as of August 31, 2022

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes, dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32*	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33*	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

10.34

10.35>	Form of Control Acquisition Agreement among the registrant, EH Sub Inc., and HYLA UK Holdco Limited, effective as of August 31, 2022

10.36>	Form of Self-Financing Promissory Note of the registrant issued to HYLA UK Holdco Limited, effective as of August 31, 2022

10.37>	Form of Intercompany Services Agreement between the registrant and Hyla US Holdco Limited, effective as of August 31, 2022

10.38>	Form of Promissory Note of HYLA US Holdco Limited issued to the registrant, effective as of August 31, 2022

10.39>	Form of Note Purchase Agreement among the registrant and two separate investors, effective as of August 31, 2022

10.40>	Form of Convertible Senior Note of the registrant sold and issued to two separate investors, effective as of August 31, 2022

10.41>	Form of Registration Rights Agreement between the registrant and two separate investors, effective as of August 31, 2022

10.42>	Form of Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.43>	Form of IP Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.44>	Form of Settlement, Lock-Up, and Leak-Out Agreement between the registrant and seven separate investors, effective August 31, 2022

10.45>	Form of Promissory Note of the registrant issued to seven separate investors, effective August 31, 2022

10.46>	Form of Contribution and Exchange Agreement among the registrant, CBD Unlimited, Inc., Todd Allen Davis, and Rayne Forecast Inc., effective August 31

10.47>	Form of Escrow Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and the escrow agent, effective August 31, 2022

10.48>	Form of Executive Agreement between the registrant and Todd Allen Davis, effective August 31, 2022

10.49	Form of Stockholders Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and CBD Unlimited, Inc., effective as of August 31, 2022 (to be filed by amendment)

10.50>	Employment Agreement between Hyla US Holdco Limited and Nick Mehdi, dated June 14, 2021

10.51<	Master Distributor Agreement between Southern Glazer’s Wine and Spirits, LLC, and the Registrant, dated March 27, 2020

10.52<	Sales Representative Agreement between Impulse Health LLC and the Registrant, dated April 1, 2020

10.53<	Brand Consulting Agreement between Beauty Strategy Group, LLC and the Registrant, dated April 21, 2021

10.54<	Master Service Agreement between Impact Brokers, LLC, and Khode LLC, dated October 9, 2020

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

> - Filed as exhibits with equivalent exhibit numbers to our Current Report on Form 8-K, filed with the Commission on September 7, 2022, each of which is incorporated herein by reference thereto.

< - Filed as exhibits 10.27, 10.28, 10.29, and 10.30, respectively, to our Post-Effective Amendment No. 1 to our Registration Statement on Form 10, filed with the Commission on July 1, 2021, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

January 13, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: January 13, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: January 13, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: January 13, 2023
Nick Mehdi Director

/s/ Irving Minnaker	Dated: January 13, 2023
Irving Minnaker Director

/s/ Dustin Sullivan	Dated: January 13, 2023
Dustin Sullivan Director

