Form 10-Q
period 2022-12-31
Endexx Corp
filed 2023-02-22
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 506,357,952 shares of common stock as of February 22, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2022 (unaudited) and September 30, 2022 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit as of December 31, 2022 and 2021;
F-4	Condensed Consolidated Statements of Cash Flows for the ended December 31, 2022 and 2021 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2022	2022

Assets
Current assets
Cash	$5,642	$365,162
Accounts receivable, net of allowance of $58,257, respectively	115,014	256,096
Inventory, net of allowance of $1,076,716 and $1,071,469, respectively	730,532	777,911
Prepaid expenses	264,560	279,560
Total current assets	1,115,748	1,678,729

Investment in marketable securities	420	420
Equity method investment	2,000,000	2,000,000
Note receivable	1,500,000	1,500,000
Property and equipment, net of accumulated depreciation of $79,610 and $77,044, respectively	25,439	28,005
Intangible - website domains	16,250	16,250
Total assets	$4,657,857	$5,223,404

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,249,382	$2,253,250
Customer deposit	15,182	15,182
Accrued expenses	19,756	19,756
Accrued interest	317,703	237,703
Payroll and taxes payable, including related party	929,186	915,230
Notes payable, net of discount of $2,134 and $4,291, respectively	5,978,942	5,771,861
Convertible notes payable, net of discount of $1,053,096 and $1,474,338, respectively	1,220,817	799,575
Derivative liability	-	-
Total current liabilities	10,730,968	10,012,557

Notes payable, net of current portion	3,160,000	3,365,655

Total liabilities	13,890,968	13,378,212

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series H preferred stock, 4,878,049 issued and outstanding, respectively	488	488
Series Z preferred stock, -0- issued and outstanding, respectively	-	-
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 504,095,364 and 501,376,264 issued and outstanding, respectively	50,410	50,138
Additional paid-in capital	35,605,486	35,437,174
Accumulated deficit	(44,889,677)	(43,642,790)
Total stockholders’ deficit	(9,233,111)	(8,154,808)
Total liabilities and stockholders’ deficit	$4,657,857	$5,223,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	December 31,
	2022	2021

Revenues	$320,369	$274,591
Cost of revenues	72,799	230,423
Inventory impairment	5,247	27,913
Gross profit (loss)	242,323	16,255

Operating expenses
Depreciation	2,566	5,100
Advertising and promotion	93,945	323,648
Payroll expenses	82,283	168,086
Professional fees	329,068	686,373
Research and development	3,062	2,351
General and administrative expenses	209,893	254,639
Total operating expenses	720,817	1,440,197

Loss from operations	(478,494)	(1,423,942)

Other (income) and expense
Change in fair value of derivative liability	-	(427,709)
Financing costs and discount amortization	423,399	523,196
Interest expenses	282,994	242,254
Default penalty	-	-
Gain from settlement of derivative liability	-	-
(Gain) loss on settlement of liabilities	62,000	(114,478)
Gain on disposition of assets	-	-
Total other (income) expense	768,393	223,263

Net loss	$(1,246,887)	$(1,647,205)

Net loss per share - basic	$0.00	$0.00

Weighted average shares outstanding - basic	502,735,814	492,786,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock - Series H		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2021	1,824,000	$182	-	$-	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$(9,987,141)
Shares issued for services	-	-	-	-	-	-	6,211,180	621	299,379	-	300,000
Shares issued for financing	-	-	-	-	-	-	2,562,500	256	135,557	-	135,813
Warrants issued for financing	-	-	-	-	-	-	-	-	360,906	-	360,906
Net loss	-	-	-	-	-	-	-	-	-	(1,647,205)	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	-	$-	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$(10,837,627)

Balances at September 30, 2022	1,824,000	182	4,878,049	$488	-	$-	501,376,264	$50,138	$35,437,174	$(43,642,790)	$(8,154,808)
Shares issued for services	-	-	-	-	-	-	1,719,100	172	106,412	-	106,584
Shares issued for settlement	-	-	-	-	-	-	1,000,000	100	61,900	-	62,000
Net loss	-	-	-	-	-	-	-	-	-	(1,246,887)	(1,246,887)
Balances at December 31, 2022	1,824,000	$182	4,878,049	$488	-	$-	504,095,364	$50,410	$35,605,486	$(44,889,677)	$(9,233,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	December 31,
	2022	2021
Operating activities
Net loss	$(1,246,887)	$(1,647,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	106,584	300,000
Shares issued for settlement	62,000	-
Shares issued for financing costs	-	135,813
Warrants issued for financing costs	-	360,906
Depreciation and amortization	2,566	5,100
Amortization of debt discount	423,399	26,330
Change in fair value of derivative liability	-	(427,709)
Gain from settlement of liabilities	-	(114,478)
Gain from settlement of derivative liabilities	-	-
Gain on disposition of assets	-	-
Impairment expense	5,247	27,913
Financing costs	-	147
Default penalty	-	-
Changes in operating assets and liabilities:
Accounts receivable	141,082	(33,459)
Inventory	42,132	(6,394)
Prepaid expenses	15,000	15,952
Accounts payable	(3,868)	157,262
Customer deposit	-	(21,523)
Accrued expenses	-	(26,760)
Accrued interest	80,000	218,192
Accrued interest, related party	-	-
Payroll and taxes payable, primarily related party	13,956	84,002
Net cash used in operating activities	(358,789)	(945,911)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from convertible notes payable	-	999,853
Proceeds from notes payable	-	116,980
Repayment of note payable	(731)	-
Net cash (used in) provided by financing activities	(731)	1,116,833

Net increase in cash	$(359,520)	$170,922
Cash, beginning of period	365,162	20,867
Cash, end of period	$5,642	$191,789

Cash paid for income taxes	$-	$-
Cash paid for interest	$202,994	$24,062

Supplemental schedule of non-cash investing and financing activities:
Debt discount at origination	$-	$111,111

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

As of December 31, 2022, we have a working capital deficit of $25,615,220, and an accumulated deficit of $44,889,677. During the period ended December 31, 2022, we had a net loss of $1,246,887 and cash used in operating activities of $358,789. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of December 31, 2022 and September 30, 2022.

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

At December 31, 2022 and September 30, 2022, we recorded $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of December 31, 2022 and September 30, 2022, the Company had $264,560 and $279,560, respectively, of future professional and advertising services to be received through the year ended September 30, 2023.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost of market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of December 31, 2022, none of the barter credits have been used and have been recorded as current assets on the accompanying financial statements.

The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the periods ended December 31, 2022 and 2021, the Company recorded no impairment losses related to barter credits.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. During the periods ended December 31, 2022 and 2021, we recorded no impairment charges related to other intangible assets.

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the periods ended December 31, 2022 and 2021, except as disclosed.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $3,062 and $2,351 for the periods ended December 31, 2022 and 2021, respectively.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense were $93,945 and $323,648 for the periods ended December 31, 2022 and 2021, respectively.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of December 31, 2022, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

The Company had total potential additional dilutive securities outstanding at December 31, 2022 and September 30, 2022, as follows.

	December 31,	September 30,
	2022	2022
Warrants	88,918,645	88,918,645
Options	22,500,000	22,500,000
Convertible debt	90,426,058	90,426,058
	201,844,703	201,844,703

All convertible notes payable, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

During the periods ended December 31, 2022 and 2021, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Raw materials and packaging components	$241,815	$249,042
Finished goods	1,394,247	1,427,017
Consigned goods	75,000	77,135
Apparel	96,186	96,186
Less obsolescence allowance	(1,076,716)	(1,071,469)
	$730,532	$777,911

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Machinery and equipment	$66,264	$66,264
Computer/office equipment	38,785	38,785
	105,049	105,049
Less accumulated depreciation	(79,610)	(77,044)
	$25,439	$28,005

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Debt

Notes payable

The Company’s notes payable as of December 31, 2022, are summarized as follows:

				Balances - December 31, 2022
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	10%	85,594	2,134
Noteholder C	8/15/2022	2/15/2024	6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050	4%	159,269	-
Noteholder J	8/15/2022	2/15/2024	6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
				$9,141,076	$2,134

The Company’s notes payable as of September 30, 2022, are summarized as follows:

				Balances - September 30, 2022
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024	6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	8/15/2022	2/15/2024	6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
				$9,141,807	$4,291

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable

The Company’s convertible notes payable as of December 31, 2022, are summarized as follows:

					Balances - December 31, 2022
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245/share	1,451,087	715,854	-
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245/share	722,826	337,242	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
					$2,273,913	$1,053,096	$-

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

					Balances - September 30, 2022
Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount	Derivative
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245/share	1,451,087	1,002,198	-
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245/share	722,826	472,140	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-	-
					$2,273,913	$1,474,338	$-

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Accrued payroll - Employee	$128,105	$128,105
Accrued payroll taxes	801,081	787,125
	$929,186	$915,230

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of December 31, 2022 and September 30, 2022, the Company’s issued and outstanding common stock totaled 504,095,364 and 501,376,264, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. As of December 31, 2022 and September 30, 2022, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of December 31, 2022 and September 30, 2022, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049, respectively,

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. The Series Z Preferred Stock was retired by the Company during August 2022.

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuances for services

During the three months ended December 31, 2022, we issued shares of our common stock for services as follows:

Date	Shares	Expense
11/15/2022	1,719,100	$106,584

During the three months ended December 31, 2021, we issued shares of our common stock for services as follows:

Date	Shares	Expense
10/25/2021	6,211,180	$300,000

Issuances for financing costs

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock valued at $135,813.

Issuances for settlements

During November 2022, the Company issued 1,000,000 shares of common stock with a total value of $62,000 to settle a dispute.

Warrants outstanding

A summary of the status of the Company’s warrant grants as of December 31, 2022 and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2022	88,918,645	$0.03	4.9 years
Outstanding at December 31, 2022	88,918,645	$0.03	4.7 years
Exercisable at December 31, 2022	88,918,645	$0.03	4.7 years

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding

A summary of the status of the Company’s option grants as of December 31, 2022 and the changes during the year then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at September 30, 2022	22,500,000	$0.01	0.9 years
Outstanding at December 31, 2022	22,500,000	$0.01	0.7 years
Exercisable at December 31, 2022	22,500,000	$0.01	0.7 years

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

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company did not control Hyla and recorded an equity method investment for $2,000,000 at December 31, 2022 and September 30, 2022.

Additionally, as part of the Hyla Acquisition Agreement, when the Company establishes control of Hyla, the Company is obligated to pay to the Seller a Self-financing Promissory Note (our “Self-financing Note”) with a term of up to nine years. The initial principal balance of the Self-financing Note is $8,000,000 and it bears interest at an annual simple interest rate of 3.15%, which is the Internal Revenue Service’s August 2022 Applicable Federal Rate for promissory notes with terms from three to nine years. Upon an Event of Default (as such term is defined in the Self-financing Note), the interest rate will increase to 6.3% per annum until such Event of Default has been cured or the debt has been paid in full. Under the Note, the Company will be obligated to make payments of principal and interest on a quarterly basis, in arrears (each, a “Quarterly Payment”). The amount of principal and interest due to the Seller for each of our Quarterly Payments is calculated pursuant to a formula set forth in the Self-financing Note, the components of which are derived from a matrix that consists of Hyla’s quarterly gross sales revenues and its gross sales margin. Each Quarterly Payment shall, at the option of the Seller, be paid either in cash or through the issuance of shares of our Common Stock. The pricing of those shares will be determined by the volume weighted average price of our Common Stock as of the last business day of the relevant quarter. The Self-financing Note is subject to an “ownership limitation” such that the Seller cannot request that it be issued shares of our Common Stock as payment if such issuance would result in the Seller holding more than 4.99% of the then-issued and outstanding shares of our Common Stock (a “Conversion or Exercise Blocker”). We may pre-pay our Self-financing Note in whole or in part at any time without premium or penalty.

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended and December 31, 2021

Revenues

Revenues for the three months ended December 31, 2022 were $320,369, as compared to $274,591 for the three months ended December 31, 2021, a $45,778 (or 96.4%) increase in revenues. The improvement in revenue for period ended December 31, 2022 is partly attributable to improved market conditions, new sales channels and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended December 31, 2022 was a profit of $242,323, as compared to a profit of $16,255 for the three months ended December 31, 2021. The improvement in gross profit was attributable to increased revenues and decreased inventory impairment.

Operating Expenses

Operating expenses for the three months ended September 31, 2022, were $720,817, as compared to $1,440,197 for the three months ended December 31, 2021, an improvement of $719,380. The decrease in operating expenses over the prior period can be attributed to significant decreases in advertising expenses.

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

Other Expense

Other expense for the three months ended December 31, 2022 was $768,393, as compared to other expense of $223,263 for the three months ended December 31, 2021, a $545,130 quarter over quarter increase. This is the result of one time changes in the fair value of derivative liabilities and gains on settlements recorded in the period ending December 31, 2021. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2022 was $478,494, as compared to loss from operations of $1,423,942 for the three months ended December 31, 2021, an improvement in net loss from operations of $945,448. The decrease in loss from operations for the period ended December 31, 2022 was the result of (i) an increase in gross revenues, (ii) a marginally lower increase in cost of revenues, and (iii) a decrease in inventory impairment, and (iv) a decrease in total operating expenses.

Total net loss for the three months ended December 31, 2022 was $1,246,887, as compared to a total net loss of $1,647,205 for the three months ended December 31, 2021, an improvement of $400,318 in total net loss. The decrease in total net loss for the period ended December 31, 2022 was as a result of decreased operating expenses, lower interest expenses and gains in default penalties. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

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

Liquidity and Capital Resources – Three Months Ended December 31, 2022

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of December 31, 2022, we had a stockholders’ deficit of $9,233,111, a working capital deficit of $9,615,220, and we incurred an accumulated deficit of $44,889,677 and incurred a net loss of $1,246,887 in the three months ended December 31, 2022. Additionally, we utilized $359,520 in cash during the three months ended December 31, 2022, while we used $731 in cash related to financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of December 31, 2022, we had a cash position of $5,642. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the three months ended December 31, 2022, our cash used in operating activities amounted to an outflow of $358,789, compared to cash used during the three months ended December 31, 2021 of $945,911.The decrease in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts receivable, and accrued interest on notes payable.

Cash Flow – Financing Activities

For the three months ended December 31, 2022, our cash used by financing activities amounted to $731, which includes $0 in proceeds received from the issuances of our Common Stock, $0 in proceeds from the issuance of convertible notes, $0 in proceeds from the issuance of notes payable and $731 used for the repayment of notes payable.

For the three months ended December 31, 2021, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the issuances of our Common Stock and $999,853 in proceeds from the issuance of convertible notes, and $116,833 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the three months ended December 31, 2022 was $0, compared to net cash used in investing activities in the three months ended December 31, 2021 of $0.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all product inventory is two years, and as of December 31, 2022, we had approximately $730,532 of product in inventory, which was a decrease of approximately $47,379, compared to approximately $777,911 at September 30, 2022. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Off Balance Sheet Arrangements

As of December 31, 2022 and on September 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, we know of no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

In June 2022, Serious Promotions, Inc. filed a Petition before the American Arbitration Association seeking monetary damages against Khode, LLC, a joint venture entered into by Serious Promotions and us (“Khode”). Serious Promotions alleges that Khode failed to make certain payments of fees related to the Endorsement and License Agreement entered into by Serious Promotions and its president Khaled Mohamed Khaled (p/k/a DJ Khaled). Serious Promotions seeks $6,250,000 in damages. In July 2022, Khode, joined as a party by us, filed counterclaims against Serious Promotions, Khaled, and Impact Brokers for breach of the Endorsement and License Agreement and related violations of legal duties, seeking damages in an amount no less than $100,000,000. Although this arbitration is in its early stages, the Company is confident in its position, will vigorously defend its position, and prosecute its counterclaims, and ultimately expects rulings in its favor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following shares of our Common Stock in the three months ended December 31, 2022:

In November 2022, we issued to one entity 1,719,100 shares of common stock valued at $106,584 in connection with a services agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of common stock were issued by us in a transaction not involving any public offering).

In November 2022, we issued to two persons an aggregate of 1,000,000 shares of common stock valued at $60,000 in connection with a settlement agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of common stock were issued by us in a transaction not involving any public offering).

During October 2021, the Company agreed to extend the maturity date of a May 2021 note agreement with one of its noteholders and, in connection with the extension, the Company issued 2,562,500 shares of common stock valued at $135,813. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of common stock were issued by us in a transaction not involving any public offering).

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, dated January 1, 2021

3.3a>	Certificate of Withdrawal of Certificate of Designation for the Series Z Convertible Preferred Stock filed with the Secretary of State for the State of Nevada on September 6, 2022

3.4>	Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock of the registrant filed with the Secretary of State of the State of Nevada on August 25, 2022

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

4.11>	Form of Warrant of the registrant granted to two separate investors, effective as of August 31, 2022

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes, dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32<	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33<	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

10.34

10.35>	Form of Control Acquisition Agreement among the registrant, EH Sub Inc., and HYLA UK Holdco Limited, effective as of August 31, 2022

10.36>	Form of Self-Financing Promissory Note of the registrant issued to HYLA UK Holdco Limited, effective as of August 31, 2022

10.37>	Form of Intercompany Services Agreement between the registrant and Hyla US Holdco Limited, effective as of August 31, 2022

10.38>	Form of Promissory Note of HYLA US Holdco Limited issued to the registrant, effective as of August 31, 2022

10.39>	Form of Note Purchase Agreement among the registrant and two separate investors, effective as of August 31, 2022

10.40>	Form of Convertible Senior Note of the registrant sold and issued to two separate investors, effective as of August 31, 2022

10.41>	Form of Registration Rights Agreement between the registrant and two separate investors, effective as of August 31, 2022

10.42>	Form of Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.43>	Form of IP Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.44>	Form of Settlement, Lock-Up, and Leak-Out Agreement between the registrant and seven separate investors, effective August 31, 2022

10.45>	Form of Promissory Note of the registrant issued to seven separate investors, effective August 31, 2022

10.46>	Form of Contribution and Exchange Agreement among the registrant, CBD Unlimited, Inc., Todd Allen Davis, and Rayne Forecast Inc., effective August 31, 2022

10.47>	Form of Escrow Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and the escrow agent, effective August 31, 2022

10.48>	Form of Executive Agreement between the registrant and Todd Allen Davis, effective August 31, 2022

10.49	Form of Stockholders Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and CBD Unlimited, Inc., effective as of August 31, 2022 (to be filed by amendment)

10.50>	Employment Agreement between Hyla US Holdco Limited and Nick Mehdi, dated June 14, 2021

10.51<	Master Distributor Agreement between Southern Glazer’s Wine and Spirits, LLC, and the Registrant, dated March 27, 2020

10.52<	Sales Representative Agreement between Impulse Health LLC and the Registrant, dated April 1, 2020

10.53<	Brand Consulting Agreement between Beauty Strategy Group, LLC and the Registrant, dated April 21, 2021

10.54<	Master Service Agreement between Impact Brokers, LLC, and Khode LLC, dated October 9, 2020

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*- Filed Herewith.

** - Filed as exhibits with equivalent exhibit numbers to our Registration Statement on Form 10, filed with the Commission on March 4, 2021, each of which is incorporated herein by reference thereto.

< - Filed as exhibits with equivalent exhibit numbers to our Registration Statement on Form 10-K for our fiscal year ended September 30, 2021, filed with the Commission on March 31, 2022, each of which is incorporated herein by reference thereto.

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

<- Filed as exhibits 10.27, 10.28, 10.29, and 10.30, respectively, to our Post-Effective Amendment No. 1 to our Registration Statement on Form 10, filed with the Commission on July 1, 2021, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

February 22, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: February 22, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: February 22, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: February 22, 2023
Nick Mehdi Director

/s/ Irving Minnaker	Dated: February 22, 2023
Irving Minnaker Director

/s/ Dustin Sullivan	Dated: February 22, 2023
Dustin Sullivan Director

