Form 10-Q
period 2023-03-31
Endexx Corp
filed 2023-05-22
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 504,095,364 common shares as of May 22, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and September 30, 2022;
F-2	Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 2023 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit as of March 31, 2023 and 2021;
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2021 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND SEPTEMBER 30, 2022

	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash	$154,812	$656,776
Accounts receivable, net of allowance of $113,257 and $621,042, respectively	425,345	570,406
Inventory, net of allowance of $1,124,646 and $1,071,469, respectively	644,971	777,912
Prepaid expenses	1,760,967	1,367,100
Total current assets	2,986,095	3,372,194

Investment in marketable securities	420	420
Property and equipment, net of accumulated depreciation of $81,976 and $77,044, respectively	43,073	48,005
Right of use asset	30,038	34,160
Intangible - website domains	16,250	16,250
Goodwill	9,807,361	9,807,361
Total assets	$12,883,237	$13,278,390

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,051,687	$2,647,533
Customer deposits	122,970	43,366
Accrued expenses	122,597	172,711
Accrued interest	746,706	237,703
Payroll and taxes payable, including related party	944,607	915,230
Notes payable, current portion, net of discount of $-0- and $4,291, respectively	4,705,663	4,623,872
Convertible notes payable, net of discount of $631,854 and $1,474,338, respectively	1,642,059	799,575
Line of credit	1,000,000	-
Derivative liability	7,998,699	8,908,686
Lease liability right of use	35,656	35,656
Total current liabilities	20,370,644	18,384,332

Notes payable, net of current portion and net of discount of $7,481,482 and $7,925,926, respectively	4,354,232	4,587,718

Total liabilities	24,724,876	22,972,050

Commitments and contingencies (Note 8)

Mezzanine equity
Series H preferred stock, 4,878,049 issued and outstanding, respectively	2,000,000	2,000,000

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 504,095,364 and 501,376,264 issued and outstanding, respectively	50,410	50,138
Additional paid-in capital	33,101,152	32,914,424
Accumulated deficit	(46,208,070)	(44,398,312)
Non-controlling interest	(785,313)	(260,092)
Total stockholders’ deficit	(13,841,639)	(11,693,660)
Total liabilities, mezzanine equity and stockholders’ deficit	$12,883,237	$13,278,390

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$2,457,354	$254,686	$2,949,063	$529,277
Cost of revenues	1,822,912	78,956	2,170,436	309,379
Inventory impairment	47,930	-	53,177	27,913
Gross profit (loss)	586,512	175,730	725,450	191,985

Operating expenses
Depreciation	2,366	5,100	4,932	10,200
Advertising and promotion	109,292	26,293	254,856	349,944
Payroll expenses	87,786	150,281	170,069	318,367
Professional fees	252,085	350,958	950,196	1,037,331
Research and development	1,487	16,586	4,549	18,937
General and administrative expenses	273,657	202,459	671,941	457,098
Total operating expenses	726,673	751,677	2,056,543	2,191,877

Loss from operations	(140,161)	(575,947)	(1,331,093)	(1,999,892)

Other (income) and expense
Change in fair value of derivative liability	177,161	2,047,894	(909,987)	1,620,185
Financing costs and discount amortization	660,598	27,397	1,306,219	550,593
Interest expenses	271,025	236,123	546,392	478,377
Gain on settlement of liabilities	-	(108,270)	-	(222,748)
Total other (income) expense	1,108,784	2,203,144	942,624	2,426,407

Net loss	$(1,248,945)	$(2,779,091)	$(2,273,717)	$(4,426,299)
Net loss attributable to non-controlling interest	6,920	-	(463,959)	-
Net loss attributable to Endexx shareholders	$(1,255,865)	$(2,779,091)	$(1,809,758)	$(4,426,299)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	504,095,364	495,086,738	503,638,888	493,923,801

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$-	$(9,987,141)
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	-	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$-	$(10,837,627)
Net loss	-	-	-	-	-	-	-	(2,779,094)	-	(2,779,094)
Balances at March 31, 2022	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(43,940,143)	$-	$(13,616,721)

Balances at September 30, 2022	1,824,000	$182	-	$-	501,376,264	$50,138	$32,914,424	$(44,398,312)	$(260,092)	$(11,693,660)
Shares issued for settlement of accounts payable	-	-	-	-	1,719,100	172	102,828	-	-	103,000
Shares issued for settlement of accrued expenses	-	-	-	-	1,000,000	100	83,900	-	-	84,000
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(1,262)	(1,262)
Net loss	-	-	-	-	-	-	-	(553,893)	(470,879)	(1,024,772)
Balances at December 31, 2022	1,824,000	$182	-	$-	504,095,364	$50,410	$33,101,152	$(44,952,205)	$(732,233)	$(12,532,694)
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(60,000)	(60,000)
Net income (loss)	-	-	-	-	-	-	-	(1,255,865)	6,920	(1,248,945)
Balances at March 31, 2023	1,824,000	$182	-	$-	504,095,364	$50,410	$33,101,152	$(46,208,070)	$(785,313)	$(13,841,639)

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	For the six months ended
	March 31,
	2023	2022
Operating activities
Net loss	$(2,273,717)	$(4,426,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	300,000
Shares issued for financing costs	-	135,813
Warrants issued for financing costs	-	360,906
Depreciation and amortization	4,932	10,200
Amortization of debt discount	1,291,219	53,727
Change in fair value of derivative liability	(909,987)	1,620,185
Gain from settlement of liabilities	-	(222,748)
Gain from settlement of derivative liabilities	-	-
Gain on disposition of assets	-	-
Bad debt expense	57,250	-
Impairment expense	53,177	27,913
Financing costs	-	147
Default penalty	-	-
Changes in operating assets and liabilities:
Accounts receivable	87,811	(7,389)
Inventory	79,764	(59,214)
Prepaid expenses	(393,867)	15,952
Right of use asset and liability	4,122	-
Accounts payable	507,154	519,603
Customer deposits	79,604	(21,523)
Accrued expenses	33,886	(26,744)
Accrued interest	509,003	434,574
Payroll and taxes payable, including related party	29,377	164,277
Net cash used in operating activities	(840,272)	(1,120,620)

Investing activities:
Proceeds from sale of investments in marketable securities	-	9,500
Net cash provided by investing activities	-	9,500

Financing activities:
Proceeds from sale of common stock	-	-
Proceeds from convertible notes payable	-	999,853
Proceeds from notes payable	227,500	116,980
Proceeds from line of credit	1,000,000	-
Repayment of note payable	(827,930)	-
Distribution to non-controlling interest	(61,262)	-
Net cash provided by financing activities	338,308	1,116,833

Net increase (decrease) in cash	$(501,964)	$5,713
Cash, beginning of period	656,776	20,867
Cash, end of period	$154,812	$26,580
Cash paid for income taxes	$-	$-
Cash paid for interest	$37,389	$43,803

Supplemental schedule of non-cash investing and financing activities:
Debt discount at origination	$-	$111,111

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

Our primary business is the manufacturing and sale of hemp products and organic, plant-based, all-natural, zero-nicotine vape products. The Company has the following operating subsidiaries:

●	CBD Unlimited, Inc. (70% owner)
●	Khode, LLC (70% owner)
●	Hyla US Holdco Limited (51% owner)

Basis of Presentation and Going Concern

The Company prepares its condensed consolidated financial statements (or “consolidated financial statements”) in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The operating results of the above listed wholly owned subsidiaries were consolidated with the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2023, we have a working capital deficit of $17,384,549, and an accumulated deficit of $46,208,070. During the six months ended March 31, 2023, we had a net loss of $2,273,717 and cash used in operating activities of $840,272. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of March 31, 2023 and September 30, 2022. The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At March 31, 2023, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.

Customer Deposits

From time-to-time the Company receives payment from customers in advance of delivering products to the customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions, or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order.

Revenue Recognition

Revenue is recognized from the sale of hemp products when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of hemp products) is satisfied upon the shipment of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return after 30 days from the date of purchase. Revenue is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

The following table presents the Company’s revenues disaggregated by customer type for the six months ended March 31, 2023 and 2022:

	2023	2022
Wholesale	$2,896,442	$438,339
Retail	52,621	90,938
	$2,949,063	$529,277

The following table presents the Company’s revenues disaggregated by location for the six months ended March 31, 2023 and 2022:

	2023	2022
United States	11%	100%
Russia	20%	*
Italy	68%	*

* = Less than 10%

The following table presents the Company’s revenues from significant customers for the six months ended March 31, 2023 and 2022:

	2023	2022
Customer A	65%	*
Customer B	19%	*
Customer C	10%	*

* = Less than 10%

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the periods ended March 31, 2023 and 2022, except as disclosed.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of September 30, 2022 and March 31, 2023:

September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,908,686	8,908,686

March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	7,998,699	7,998,699

Under the Company’s contract ordering policy, the Company first considers common shares issued and outstanding as well as reserved but unissued equity awards, such as under an equity award program. All remaining equity linked instruments such as, but not limited to, options, warrants, and debt and equity with conversion features are evaluated based on the date of issuance. If the number of shares which may be issued under the Company’s agreements exceed the authorized number of shares or are unable to be determined, equity linked instruments from that date forward are considered to be derivative liabilities until such time as the number of shares which may be issued under the Company’s agreements no longer exceed the authorized number of shares and are able to be determined.

At September 30, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the promissory note based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.10; a risk-free interest rate of 3.83%; expected volatility of the Company’s common stock of 400%; estimated exercise price of $0.0898; and term of approximately nine years.

At March 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the promissory note based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 3.48%; expected volatility of the Company’s common stock of 268%; estimated exercise price of $0.04; and term of approximately nine years.

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - September 30, 2022	$8,908,686
Additions	-
Settlements	-
Change in fair value	(909,987)
Balance - March 31, 2023	$7,998,699

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities.

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

(Loss) Income Per Share of Common Stock

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had total potential additional dilutive securities outstanding at March 31, 2023 and September 30, 2022, as follows.

	March 31,	September 30,
	2023	2022
Preferred H	48,780,490	48,780,490
Warrants	88,918,645	88,918,645
Options	22,500,000	22,500,000
Convertible debt	90,426,058	90,426,058
	250,625,193	250,625,193

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonable estimated.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (a) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (b) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (c) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the “if-converted” method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of March 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Raw materials and packaging components	$244,383	$249,043
Finished goods	1,350,048	1,427,017
Consigned goods	79,000	77,135
Apparel	96,186	96,186
Less obsolescence allowance	(1,124,646)	(1,071,469)
	$644,971	$777,912

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Machinery and equipment	$86,264	$86,264
Computer/office equipment	38,785	38,785
	125,049	125,049
Less accumulated depreciation	(81,976)	(75,388)
	$43,073	$48,005

5. Debt

Notes payable

The Company’s notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022 *	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022**	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023**	10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024	6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	8/15/2022	2/15/2024	6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022**	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
Noteholder O	8/31/2022	8/31/2031	3.15%	8,000,000	7,925,926
				$17,141,807	$7,930,217

The Company’s notes payable as of March 31, 2023, are summarized as follows:

				Balances - March 31, 2023
Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$492,090	$-
Noteholder A1	1/31/2023	3/7/2023*	2%	49,913	-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,363,589	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,126,541	-
Noteholder B	9/2/2021	9/2/2022*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022*	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023**	10%	85,594	-
Noteholder C	8/15/2022	2/15/2024	6.667%	1,762,881	-
Noteholder C	1/31/2023	6/7/2023	8%	27,587	-
Noteholder G	6/20/2017	8/5/2017*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	267,120	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,173,164	-
Noteholder I	6/17/2020	6/17/2050	4%	157,076	-
Noteholder J	8/15/2022	2/15/2024	6.667%	583,989	-
Noteholder K	8/28/2021	9/1/2022*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022*	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
Noteholder O	8/31/2022	8/31/2031	3.15%	8,000,000	7,481,482
				$16,541,377	$7,481,482

* In default at March 31, 2023

** In default subsequent to March 31, 2023

Convertible notes payable

The Company’s convertible notes payable as of March 31, 2023, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Conversion		Principal	Discount
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245	/share	1,451,087	429,510
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245	/share	722,826	202,344
Noteholder E	11/4/2020	5/4/2021*	15%	$0.059	/share	100,000	-
						$2,273,913	$631,854

* In default at March 31, 2023

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Conversion		Principal	Discount
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245	/share	1,451,087	1,002,198
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245	/share	722,826	472,140
Noteholder E	11/4/2020	5/4/2021	15%	$0.059	/share	100,000	-
						$2,273,913	$1,474,338

Line of credit

On March 14, 2023, the Company entered into an 8% inventory financing facility for the purchase of inventory. $500,000 is due on June 11, 2023, with the remaining balance and accrued interest due at maturity on July 11, 2023. At March 31, 2023, the outstanding balance totaled $1,000,000.

Future maturities

Future maturities of the Company’s debt as of March 31, 2023, are as follows:

September 30, 2023	$7,301,646
September 30, 2024	4,360,144
September 30, 2025	3,400
September 30, 2026	3,500
September 30, 2027	3,600
Thereafter	8,143,000
$19,815,290

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Accrued payroll - Officer	$-	$-
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	816,502	787,125
	$944,607	$915,230

7. Stockholders’ Deficit

During the period ended March 31, 2023, the Company issued 1,000,000 shares of common stock in connection with a settlement agreement, as detailed in Note 8.

During the period ended March 31, 2023, the Company issued 1,719,100 shares of common stock as payment for accounts payable totaling $84,000.

Warrants

A summary of the status of the Company’s warrant grants as of March 31, 2023, and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at September 30, 2022	88,918,645	$0.03	4.9 years
Outstanding at March 31, 2023	88,918,645	$0.03	4.6 years
Exercisable at March 31, 2023	88,918,645	$0.03	4.6 years

Options

During the year ended September 30, 2022, the Company estimated the fair value of warrants issued based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0398; risk-free interest rates of 3.29%; expected volatility of the Company’s common stock of 462%; exercise price of $0.01; and terms of approximately one year.

During August 2022, the Company issued options for the purchase of 22,500,000 shares of common stock in connection with a convertible note payable (Note 5). The options expire after one year and have an exercise price of $0.01.

A summary of the status of the Company’s option grants as of March 31, 2023 and the changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at September 30, 2022	22,500,000	$0.01	0.9 years
Outstanding at March 31, 2023	22,500,000	$0.01	0.6 years
Exercisable at March 31, 2023	22,500,000	$0.01	0.6 years

8. Commitments and Contingencies

Settlement

During October 2022, the Company settled a dispute with the Company’s former Chief Medical Officer. As part of the settlement, the Company paid compensation totaling $109,000, which consisted of $25,000 in cash and 1,000,000 shares of common stock. The Company recorded the settlement in accrued expenses at September 30, 2022. During November 2023, the 1,000,000 shares of common stock were issued.

Serious Promotions, Inc.

In June 2022, Serious Promotions, Inc. filed a Petition before the American Arbitration Association seeking monetary damages against Khode, LLC. Serious Promotions alleges that Khode failed to make certain payments of fees related to the Endorsement and License Agreement entered into by Serious Promotions and its president Khaled Mohamed Khaled (p/k/a DJ Khaled). Serious Promotions seeks $6,250,000 in damages.

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

Contracts and commitments

During October 2020, the Company entered into a five-year endorsement contract with an American DJ, record executive and producer, and media personality. Pursuant to the endorsement contract, the Company is to make quarterly payments totaling $5,000,000 by July 1, 2025. During the year ended September 30, 2021, the Company paid $750,000 under this contract. The agreement was terminated during the year ended September 30, 2022. The Company is involved in litigation related to this agreement, as detailed above.

9. Related Party Transactions

Todd Davis, CEO, employment agreement

During April 2005, the Company entered into an employment agreement with Todd Davis providing for an annual salary of $156,000. The Company’s accrued payroll and payroll taxes payable (Note 6) includes amounts owed pursuant to the employment agreement which are unpaid as of the balance sheet dates. This arrangement was modified effective on or about September 1, 2023, with compensation modified to $120,000 per year.

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

10. Significant Customers

At March 31, 2023 and September 30, 2022, the Company had no significant revenue or accounts receivable concentrations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and six months ended March 31, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for our fiscal year ended September 30, 2022 (the “Form 10-K”).

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

Overview

Endexx® is a Consumer Products (CPG) company specializing in plant-based formulations and innovative delivery systems, focused on creating “Better Products for a Better You”©. Our focus is on developing the most innovative and effective products using all-natural plant-based ingredients. Our companies, CBD Unlimited™ and Hyla™, harness the power of plants and deliver clean ingredient formulations with innovative technology systems.

Through CBD Unlimited, we develop hemp-derived, cannabidiol-based products, each formulated to address key segments of the health and wellness market. Through our subsidiaries, we make available for sale high-end, full-spectrum hemp-derived oils, extracts, topicals, and pet products, all with the shared purpose of supporting the potential of relief of pain and inflammation for humans and pets, through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. Through Hyla, we produce and sell organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products under the Hyla brand. Each “HYLA device” contains a natural guarana extract that is blended with proprietary botanical formulas. Hyla launched its products in October 2021 and its initial inventory (140,000 devices) was sold out the following month. Hyla’s products bear the Underwriters Laboratories global safety certification and are CE approved. All of Hyla’s products are available on its e-commerce site: www.tryhyla.com.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $2,457,354, as compared to $254,686 for the three months ended March 31, 2022, a $2,202,668 (865%) increase. The increase in revenue is attributable to additional revenues realized from Hyla, which was the subject of the transactions contemplated by our Control Acquisition Agreement, that closed effective August 29, 2022 (the “Hyla Transaction”). The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2023 was a profit of $586,512, as compared to a gross profit of $175,530 for the three months ended March 31, 2022. This $410,782 (234%) improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, were $726,673, as compared to $751,677 for the three months ended March 31, 2022, a decrease of $25,004. The decrease in operating expenses over the prior period can be attributed to lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses, partially offset by increased general and administrative expenses.

We expect that operating expenses will remain consistent over the next 12 months as our long-term growth strategy will require significant changes in personnel and facilities, offset increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the three months ended March 31, 2023 were $1,108,784, as compared to expenses of $2,203,144 for the three months ended March 31, 2022, a $1,094,360 decrease. The decrease resulted from significant loss from the change in fair value of derivative liability offset by significant gain from settlement of derivative liability, increases in financing costs and discount amortization, interest expenses, and default penalties, and significant gains on settlement of liabilities and disposition of assets.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended March 31, 2023 was $140,161, as compared to loss from operations of $575,947 for the three months ended March 31, 2022, an improvement in net loss from operations of $435,789. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and minimal inventory impairment, that was offset by marginally higher operating expenses.

Total net loss for the three months ended March 31, 2023 was $1,248,945, as compared to a total net loss of $2,779,091 for the three months ended March 31, 2022, an improvement of $1,530,146 in total net loss, primarily as a result of lower losses attributable to derivative liabilities.

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

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Revenues

Revenues for the six months ended March 31, 2023 were $2,949,063, as compared to $529,277 for the six months ended March 31, 2022, a $2,419,277 (457%) increase. The increase in revenue is attributable to additional revenues realized from Hyla as a result of the closing of the Hyla Transaction. The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the six months ended March 31, 2023 was a profit of $725,450, as compared to a gross profit of $191,985 for the six months ended March 31, 2022. This $533,456 (278%) improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the six months ended March 31, 2023, were $2,056,543, as compared to $2,191,877 for the six months ended March 31, 2022, a decrease of $135,334. The decrease in operating expenses over the prior period can be attributed to lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses, partially offset by increased general and administrative expenses.

We expect that operating expenses will remain consistent over the next 12 months as our long-term growth strategy will require significant changes in personnel and facilities, offset increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the six months ended March 31, 2023 was $942,624, as compared to expenses of $2,426,407 for the six months ended March 31, 2022, a $1,483,783 decrease. The decrease resulted from significant loss from the change in fair value of derivative liability offset by significant gain from settlement of derivative liability, increases in financing costs and discount amortization, interest expenses, and default penalties, and significant gains on settlement of liabilities and disposition of assets.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the six months ended March 31, 2023 were $1,331,093, as compared to loss from operations of $1,999,892 for the six months ended March 31, 2022, an improvement in net loss from operations of $668,799. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and minimal inventory impairment, that was offset by marginally higher operating expenses.

Total net loss for the six months ended March 31, 2023 was $2,273,717, as compared to a total net loss of $4,426,299 for the six months ended March 31, 2022, an improvement of $2,152,299 in total net loss, primarily as a result of lower losses attributable to derivative liabilities.

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

Liquidity and Capital Resources – Six months ended March 31, 2023

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of March 31, 2023, we had a stockholders’ deficit of $13,841,639, a working capital deficit of $17,384,549, an accumulated deficit of $46,208,070 and incurred a net loss of $1,248,865 in the three months ended March 31, 2023. Additionally, we utilized $840,272 in cash for operations and utilized $0 in cash for investing activities during the six months ended March 31, 2023, while we received $338,308 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of March 31, 2023, we had a cash position of $154,812. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the six months ended March 31, 2023, our cash used in operating activities amounted to an outflow of $840,272, compared to cash used during the six months ended March 31, 2022 of $1,120,620. The $280,348 decrease in cash used in our operating activities is due to changes in the fair value of derivative liabilities, decreases in inventory impairment and loss from settlement liabilities.

Cash Flow – Financing Activities

For the six months ended March 31, 2023, our cash provided by financing activities amounted to $338,308, which includes $0 in proceeds received from the sale of our Common Stock, $0 in proceeds from the issuance of convertible notes, $227,500 in proceeds from the issuance of notes payable, $1,000,000 in proceeds from a line of credit, offset by $827,930 repayment of notes payable and $61,262 paid as distribution to non-controlling interest.

For the six months ended March 31, 2022, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the sale of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $116,980 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the six months ended March 31, 2023 and 2021 was $0 and $9,500, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include vapes, CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years. As of March 31, 2023, we had approximately $644,971 of product in inventory, which was an decrease of approximately $132,941, compared to approximately $777,912 at September 30, 2022. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the six months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of approximately $0, and $300,000 respectively.

Off Balance Sheet Arrangements

As of March 31, 2023 and on March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following shares of our Common Stock in the three months ended March 31, 2023:

None.

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

# - Filed as exhibits with equivalent exhibit numbers to our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2022, filed with the Commission on May 23, 2022, each of which is incorporated herein by reference thereto.

@ - Filed as exhibits with equivalent exhibit numbers to our Annual Report on Form 10-K for our fiscal year ended September 30, 2022, filed with the Commission on March 31, 2023, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

May 22, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: May 22, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: May 22, 2023
Steven M Plumb
Director Chief Financial Officer

/s/ Nick Mehdi	Dated: May 22, 2023
Nick Mehdi Director

/s/ Irving Minnaker	Dated: May 22, 2023
Irving Minnaker Director

/s/ Dustin Sullivan	Dated: May 22, 2023
Dustin Sullivan Director

