Form 10-K/A
period 2022-09-30
Endexx Corp
filed 2023-06-09
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s Pink® Open Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.0407.

As of June 9, 2023, there were 506,357,952 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

The registrant is filing this amended Annual Report on Form 10-K to disclose its consolidated, audited financial statements for the fiscal years ended September 30, 2022 and September 30, 2021. The previously filed Annual Report on Form 10-K disclosed its unconsolidated, unaudited financial statements for the fiscal year ended September 30, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward- looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Amended Annual Report on Form 10-K/A (“Amended Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Amended Annual Report.

PART I

Item 1. Business.

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

Through CBD Unlimited, we develop hemp-derived, cannabidiol-enhanced products, each formulated to address key segments of the health and wellness market. Through our subsidiaries and strategic partnerships, we sell high-end, full-spectrum oils, extracts, topicals, and pet products, all with the shared purpose of supporting the potential of relief of pain and inflammation for humans and pets through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. Our products are built upon three key fundamentals: targeted-delivery, controlled-dosing, and dual-therapy applications. Our products have been formulated with input from nutrition experts, cosmetic specialists, and Doctors of Podiatric Medicine; use American-sourced hemp-derived materials; and use the highest quality natural ingredients. Each product undergoes rigorous quality control checks to ensure that the final product is of the highest possible quality and is tested and verified by independent laboratories. (See, “Government Regulation.”)

Through Hyla US Holdco Limited (“Hyla”), our recently acquired majority-owned subsidiary, we produce and sell organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products under the Hyla brand. Each “HYLA device” contains a natural guarana extract that is blended with proprietary botanical formulas. Hyla launched its products in October 2021 and its initial inventory (140,000 devices) was sold out the following month. Hyla’s products bear the Underwriters Laboratories global safety certification and are CE approved.

We continue to invest in research and development in order to develop new products and delivery methods. We plan to scale our production to meet growing consumer demand by entering into new joint ventures, mergers and acquisitions, and securing commitments from large retailers with a national and/or international presence.

We are led by a management team and advisory group that has decades of experience in the pharmacy, medical, hemp- derived products, nutraceutical, and health supplement industries. Our strategic partnerships include leading regulated hemp farms, manufacturers, marketers, and retailers with national presence, all supporting the development and sale of our plant-based products. We are based in Cave Creek, Arizona with additional offices in Los Angeles, California and Houston, Texas.

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

Operating Subsidiaries

We currently have two primary related health and wellness product lines:

Hyla US Holdco Limited

Effective August 31, 2022, we closed the transactions contemplated by a Control Acquisition Agreement, pursuant to which we purchased 51% of the issued and outstanding capital stock of Hyla (Please see Item 9b for additional disclosure). Hyla specializes in producing and selling organic, plant-based, all-natural zero-nicotine, tobacco-free vape products under the HYLA brand. We now offer a wide range of premium and mass-market vape devices that contain natural guarana extract blended with proprietary botanical formulas. All HYLA vapes are manufactured in Underwriters Laboratories Global Safety certified facilities and undergo rigorous testing and quality controls.

CBD Unlimited, Inc.

Through CBD Unlimited and other subsidiaries, we develop, manufacture, and distribute nutritional supplements and delivery systems for healthy living for the nutraceutical consumer market in the form of hemp-based, non- psychoactive cannabinoids and terpenoid extracts that are infused into products. Our current products encompass premium hemp-derived oils, topicals, delayed release capsules, extracts, tea and coffee, grooming and skincare, and a newly launched high performance, value line of hemp-derived health and skin care products.

Khode, LLC

On October 1, 2020, we entered into an LLC Operating Agreement of Khode, LLC (“Khode”) and, in May of 2021, we entered into a Membership Interest Purchase Agreement that resulted in a minor adjustment to the holdings of the parties thereto. By virtue of that agreement, we now own 70.01% of the membership interests of Khode and, pursuant to the provisions of the Khode Operating Agreement, are required to make a capital contribution of $3,500,000. As of the date of this Amended Annual Report on Form 10-K/A, we have made a partial capital contribution in the amount of approximately $1,500,000 and expect to raise the balance through limited, private sales of our debt and equity securities. We cannot provide any assurance that such financing will be available on terms acceptable to us, at times required by us, if at all. If we fail to make the entire capital contribution, we will be in breach of our obligations under the Khode Operating Agreement. In the event of such a breach, the 24.99% interest holder in Khode, a Florida corporation known as Serious Promotions, Inc., will have the right, exercisable by written notice given at any time on or before the date which is twenty Business Days following the occurrence of such event of default, to terminate the Endorsement Agreement (as described in the second paragraph, below), with Khode having a ten-month sell-off period with respect to all Branded Products (as defined in the Khode Operating Agreement) then manufactured but not yet sold.

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

During October 2020, Khode entered into a five-year Endorsement and License Agreement with Serious Promotions, Inc., a Florida corporation, f/s/o Khaled, professionally known as DJ Khaled, who is an American artist, record executive and producer, and media personality. Pursuant to that agreement, Khode is to create a custom line of hemp- derived-infused oils, creams, and other beauty products under DJ Khaled’s brand and he is to promote the products through personal appearances, the use of social media platforms, participation in presentation videos, video, and audio “drops,” and media quotes. In connection with DJ Khaled’s services, Khode is obligated to make quarterly payments totaling an aggregate of $5,000,000 by July 1, 2025, of which aggregate amount, as of the date of this Amended Annual Report on Form 10-K/A, Khode has tendered $750,000 and expects to finance the balance of the quarterly payments through cash flow from operations of Khode. As of the date of this Amended Annual Report on Form 10- K/A, Khode has not generated any positive cash flow from operations and we cannot provide any assurance that it will generate any cash flow from operations in the future in an amount sufficient to, among other things, make such quarterly payments. (See, Involvement in Certain Legal Proceedings.)

Planned-for Future State of Operations

CBD Unlimited and Hyla are operational, as is our operating agreement with Khode. In the near- and mid-term, we currently are planning to (i) expand Hyla’s distribution and sales channels both internationally and domestically, (ii) expand retail and ecommerce sales channels for CBD Unlimited and its brand lines, and (iii) seek additional distribution partners and evaluate strategic alliances and potential acquisitions.

Overview of the Hemp-Derived Product Industry

The Difference Between Hemp and Marijuana

Both marijuana and hemp come from the same species of plant called “Cannabis.” Hemp is a unique strain or species known as “Cannabis Sativa L,” which, by dry weight, contains less than 0.3% THC concentration. Cannabis Sativa L plants contain unique compounds called cannabinoids and terpenoids. CBD is one of approximately 66 cannabinoids found in the Cannabis Sativa L plant and shares many properties with cannabis (i.e., marijuana). Unlike CBD derived from marijuana, CBD derived from the aerial parts of the hemp plant contains less than three-tenths of one percent (0.3%) of THC, the component that causes the psychoactive side-effects commonly associated with marijuana. In general, hemp CBD-based products that have a THC concentration of less than 0.3% is generally considered “legal” in the United States, and yields a product that some consumers believe contains the observed medicinal benefits of traditional cannabis, without inducing its “high” in consumers. Notwithstanding the beliefs of many consumers, the FDA has not recognized any medical benefits derived from CBD. CBD is available in several forms, such as isolates, distillates, and oil extracts, including (i) hemp seed oil, which has no CBD, (ii) full-spectrum CBD, which contains phyto-cannabinoids, such as THC, CBN, THCA, CBC, and CBG in variable concentrations, and is considered the most natural form of CBD, and (iii) broad-spectrum CBD, which contains less-to-non-detectable THC than full- spectrum CBD.

Market Opportunity

We believe that, with recent regulatory changes, the hemp-derived product industry is poised for continued growth. Recent projections from According to a Comprehensive Research Report by Market Research Future (MRFR), “Cannabidoil Market Information By Form, Route of Administration, End User, Product, Application, Source and Region Forecast till 2030” the market size was valued $9.1 billion in 2021 and is expected to reach $59.3 billion by 2030 (an 18.2% compound annual growth rate during the forecast period of 2022-2030).

The hemp-derived product industry is still largely underserved against the demand for natural and nutritional supplements and topicals. With the industry poised for growth in the coming years, our established portfolio of products and industry solutions can serve multiple market segments, as well as have been proven to be some of the best performing products according to key retailers like Walgreens.

The vape industry is currently being disrupted by regulators and customers looking to have healthier and safer product solutions for consumers. Our organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products fill a significant void in the market and continue to see growing demand as tobacco-based products are banned or lose favor with consumers.

Our Current Consumer Products

Our focus is on the development, manufacturing, and distribution of plant-based and clean-ingredient consumer products, including nutritional supplements, plant-based alternatives, and delivery systems for healthier living for the consumer market in the form of hemp-based, non-psychoactive cannabinoids, terpenoid extracts, and other plant- based ingredients that are infused into products. Our current products encompass hemp-derived oils, topical skin care for skin health, pain relief support, and beauty products, value price hemp-derived creams and balms, a premium line of hemp-derived health and beauty care products, and organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products. Our PhytoBites® are hemp-derived soft chews for animal use that are formulated to promote health and potentially support an improved quality of life.

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

We have built a network of reliable suppliers of high-quality, hemp-derived and plant-derived products that can also provide pharmacy-grade delivery systems with consistent and precise dosages. The derived and finished products are tested at the point of origin and retested in the certified labs for contaminants, trace elements, potency, and purity. All of our hemp-derived products are developed and produced in ISO 9000 and GMP and OTC-certified facilities in collaboration with our distribution partners throughout the United States and established licensed medical hemp manufacturing and processing facilities. Our plant-based vape products follow similar rigorous standards to make sure they are the most premium in the market.

We believe that our product line is establishing a new standard in quality, transparency, consistency, and accuracy. Using current extraction technologies and sustainable cultivation practices, our ultimate goal is to improve the safety, quality, and bioavailability of plant-based products to our customers. All of our products are sold on our e-commerce sites: www.cbdunlimited.com or www.tryhyla.com, which seamlessly bring together our products, marketing content, and education into two platforms. We also have specific products like our Value Line, which are marketed to the mass-pharmacy, mass-retail, and mass-food markets.

Distribution Methods

All of our products are currently sold online through one of our e-commerce platforms www.cbdunlimited.com or www.tryhyla.com, select distributors, specialty sales groups, and brick-and-mortar retailers.

A portion of our sales comes through our e-commerce platforms, and orders are fulfilled from various fulfillment centers domestically and internationally. Demand for our products is increasing and we are transitioning our distribution to centralized third-party logistics and fulfillment centers in an aim to reduce.

In addition to our e-commerce website, several distributors carry our products and sell them into mass-pharmacy, retail stores, food chains, convenience stores, gas station stores, and specialty shops. Our current retail strategy entails targeting accounts and regions throughout the world where we believe our products are most likely to succeed with shoppers. Our distribution and retail strategy aims to increase our brand exposure and drive follow-on purchases at retail locations that carry our products and through our e-commerce platforms. We utilize social media, print, radio, and digital marketing, as well as broad distribution agreements. We currently have distribution agreements with:

●	Numerous domestic and international distributors, including established partners in key international markets such as Italy, UAE, Egypt and other key regions in the Middle East, Europe and Asia;

●	Numerous brokers specializing in defined product and channel categories having beneficial relationships with key buyers.

Marketing

The key goal of our sales and marketing strategy is to provide broad exposure of our products and their differentiation to our target consumers. We have adopted a multi-pronged approach to marketing our products and building brand awareness. Currently, our strategy is primarily focused on sampling opportunities where possible, key sponsorships opportunities, as well as digital marketing efforts inclusive of paid digital media, organic social media, search engine optimization, email marketing, and numerous other tactics. We are constantly iterating and testing our marketing spend to maximize results and return on investment.

Competition

For our CBD Unlimited business, the hemp-derived product industry is subject to significant competition and is comprised of thousands of businesses, ranging from growers, extractors, and manufacturers to distributors and retailers, and this number is expected to grow substantially in the coming years. We directly compete with small-to- mid-sized manufacturers with annual revenues between $2 million and $20 million. However, if we are successful in achieving our future growth targets, of which there can be no assurance, we would compete with much larger companies that generate annual revenues in excess of $50 million. Many of our historical key competitors included Medterra CBD, Kadenwood, LLC, Charlotte’s Web Holdings, Inc., Cresco Labs, Inc., Curaleaf Holdings Inc., CV Sciences, Inc., Elixinol Wellness Ltd., Neuropathix, Inc., Ovation Science Inc., and Zynerba Pharmaceuticals, Inc.; however, there are new competitors entering the market regularly such as direct-to-consumer facing brands Highline Wellness Inc. and

Competition against these brands is fierce, with each manufacturer offering a host of hemp-derived products directly competing with us. This can over-populate the market with indistinguishable products and brands, forcing customers to buy products with little information. With so many brands in the market, having a competitive differentiator is essential to attract customers. We believe our products are superior to those of many of our competitors because we have established formulations with controlled dosing and delivery systems and have tested this platform within the healthcare industry with physicians, pharmacists, healthcare service providers, and veterinarians through clinical studies and field work, or other pharmacy collaborations. Additionally, we believe that providing good customer service to our customers, through transparency and education, will set us apart from our competitors. However, it is possible that one or more of our competitors could develop significant research or marketing advantages over us that allow them to provide superior products or pricing, respectively, which could put us at a competitive disadvantage.

For our Hyla business, the competition ranges from traditional tobacco-based product brands that are expanding into, or are already dominating, the consumer demand for vape-type products to more modern brands that are attempting to follow Hyla’s early success in the plant-based, alternative vaping space. Fortunately, Hyla has a first mover advantage as it relates to organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products and has seen early traction both domestically and internationally. This does not make Hyla not susceptible to being disrupted or overtaken by a competitor; however, it is our belief that Hyla’s experience in creating best-in-class products and a robust product expansion pipeline will help fend off competition far into the future.

Suppliers

For our CBD Unlimited business, we have a network of suppliers and third-party service providers, including state- certified hemp suppliers, manufacturers, and distributors. We source all of our hemp from certified American growers, and manufacture all of our products in CGMP, OTC, Cosmetic, NSF, and ISO-certified facilities. Additionally, all of our ingredients and finished goods are tested for purity and quality by ISO-certified third-party laboratories: Kaycha Labs, Delta Verde Laboratories, DB Labs, LLC, Eurofins Scientific SE and now comply with newly established United Laboratories protocol. We make available to our customers copies of the laboratories’ certificates of analysis, which disclose Cannabinoid, terpenes, and THC concentration, mycotoxins, microbial, heavy metals, pesticides, or any other harmful contaminants. We continuously manage the risks associated with third-party suppliers and service providers by continuously evaluating our supply chain for any quality or manufacturing problems and are continually identifying alternative solutions to any potential issues.

For our Hyla vape business, we have long term relationships with key suppliers in the United States that exclusively manufacture all our plant-based flavored liquid that goes into our disposable devices, which are manufactured in China. The strategic benefit of this arrangement protects Hyla from any copycat or competitor getting access to the unique formulas that are proprietary to our products. All our manufacturers, both domestically and internationally, comply with all local and international manufacturing standards and regulations pertinent to our industry.

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

In addition to the customers who visit our e-commerce platforms, we have strong relationships with wholesalers, distributors, and retailers. Our CBD Unlimited products are now in approximately 8,000 mass-retail stores, gas stations, convenience stores, and independent “Mom and Pop” locations in the United States, and our Hyla products are in approximately ten thousand retail locations and rapidly expanding, both domestically and internationally.

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

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Pursuant to the 2018 Farm Bill, state agriculture departments must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves the state’s plan. In states opting not to devise a hemp regulatory program, the USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally- run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act – both of which had federally-run systems for states opting not to set up their own systems. The USDA has deferred review and approval of state plans, establishing its umbrella plan for hemp production in states without approved plans, and issuing federal licenses to producers in such states until the agency promulgates final implementing regulations. Until such time as the USDA issues such final regulations, commercial hemp production under the 2018 Farm Bill cannot legally begin. However, research-related activities involving industrial hemp under the more-restrictive 2014 Farm Bill may continue. The USDA has expressed an intention to issue such final regulations in time for producers to cultivate hemp for commercial purposes during the 2020 growing season; however, the timing and content of the USDA’s final implementing regulations cannot be assured. Moreover, the 2018 Farm Bill permits states to establish additional restrictions on hemp production and hemp products than required under federal law, although states may not interfere with the interstate transportation of hemp or hemp products produced in compliance with the 2018 Farm Bill.

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

The FDA has also stated that it is unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Even though products containing cannabis and cannabis-derived compounds remain subject to the FDA’s regulatory authority, there are methods available for those companies who seek to lawfully introduce these products into interstate commerce. For example, a company can seek approval from the FDA to market a human or animal drug that is derived from cannabis with therapeutic claims. In June 2018, the FDA approved Epidiolex, which is a CBD-derived drug approved to treat epilepsy. The approval was based on adequate and well- controlled clinical studies, which gives prescribers confidence in the drug’s uniform strength and consistent delivery that support appropriate dosing needed for treating patients with epilepsy. The FDA’s position leaves a great deal of uncertainty in interpreting the legal standing of CBD – the 2018 Farm Bill legalizes the interstate commerce of hemp, but the FDA has made statements indicating its desire to regulate CBD products, which could significantly limit interstate commerce of CBD products.

Additionally, the Federal Trade Commission (“FTC”) regulates advertising of all products, including for FDA- regulated articles made from hemp and CBD derived from hemp.

Intellectual Property

We do not hold, nor have we applied for, any patents. As of the date of this Amended Annual Report on Form 10- K/A, we have a registered trademark for “Endexx” and a registered trademark for “PhytoBites.” Additionally, we have applied for several trademarks of our products’ names and logos, including “CBD Unlimited,” “Maggie’s Balm,” and “Blesswell.” As of the date of this Amended Annual Report on Form 10-K/A, the US Patent and Trademark Office (USPTO) has not approved any CBD-related trademarks, and, accordingly, our applications are still pending.

Research and Development

Our research and development expenses for the years ended September 30, 2022 and 2021 totaled $27,067 and $10,145, respectively, and relate to the development of our products. None of these costs was borne directly by our customers.

Employees

As of June 9, 2023, we have approximately ten full-time employees across our businesses. None of our employees is covered by any collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

Reports to Security Holders

Because our class of Common Stock is registered pursuant to Section 12(g) of the Exchange Act, we are subject to the requirements of Section 13(a) thereunder, which requires us to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and to comply with all other obligations of the Exchange Act applicable to issuers pursuant to Section 12(g). Further, our directors and named executive officers and beneficial owners of five percent (5%) or more of our Common Stock are subject to certain disclosure obligations under the Exchange Act.

You may read and copy this Amended Annual Report on Form 10-K/A and any future reports we file with the Commission free of charge through the Commission’s website at www.sec.gov. You may obtain further information about us on our websites at https://endexx.com/ and www.cbdunlimited.com. We caution the reader that none of the information contained on such websites is incorporated into this Amended Annual Report on Form 10-K/A.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Amended Annual Report on Form 10- K/A or in any other documents incorporated by reference into this Amended Annual Report on Form 10-K/A, in light of your particular investment objectives and financial circumstances. Moreover, the risks so described are not the only risks we face. Additional risks not presently known to us or that we currently perceive as immaterial may ultimately prove more significant than expected and impair our business operations. Any of these risks could adversely affect our business, financial condition, results of operations, or prospects. The quoted price of the Common Stock could decline due to any of these risks and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history on which to judge our new business prospects and management. We commenced operations in the hemp-derived product industry in 2014 in the same year as the 2014 Farm Bill became law and four years prior to the passage of the 2018 Farm Bill. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. We cannot assure you that we will successfully address any of these risks.

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations. Our net losses were $5,144,560 for the year ended September 30, 2022 and $6,808,154 for the year ended September 30, 2021. As of September 30, 2022, we had a stockholders’ deficit of $11,693,660. The decrease in net loss was the result of the sum of certain positive results in the 2022 fiscal year compared to the 2021 fiscal year:

●	an increase in gross profit of $1,537,188, resulting from a substantial increase in revenues of $1,487,495, combined with a less-than-proportional increase in the cost of revenues of $177,502, and a significant decrease in inventory impairment of $227,195;

●	a decrease in operating expenses of $82,673, resulting from a decrease in advertising and promotion expense of $1,183,199, offset by an increase in professional fees of $295,203, an increase in research and development expenses of $16,921, and an increase in general and administrative expenses of $732,187, and an increase in impairment expense of $249,560, which resulted in a decreased loss from operations of $1,454,515; and

●	a decrease in other expense of $209,079 resulting from significant loss from the fair value of derivative liability offset by significant gain from settlement of derivative liability, increases in financing costs and discount amortization, interest expenses, and default penalties, and significant gains on settlement of liabilities and disposition of assets.

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

Our independent registered public accounting firm’s reports for the fiscal years ended September 30, 2022 and 2021 have raised substantial doubt as to our ability to continue as a “going concern.” Our independent registered public accounting firm indicated in its reports on our audited consolidated financial statements as of and for the years ended September 30, 2022 and 2021 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy the claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we will likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new products or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

Another “Pandemic” like the COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and have had an adverse impact on consumer confidence and spending on certain products and services, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flow. As of the date of this Amended Annual Report on Form 10-K/A, many of the governmental restrictions are in the process of being lessened or lifted, which actions we expect should have a positive impact on consumer confidence and spending and a related positive impact on our business and, thereafter, our financial condition and cash flow.

Our co-packers source raw materials used in our products from suppliers located in the United States. The impact of “Pandemics”, “Tariffs,” and international business complexities can affect any of our suppliers, distributors, and resellers, or transportation or logistics providers. Cost of goods and services, combined with inflation, has negatively affected the price (through increases) and the availability of our ingredients and/or packaging materials (through longer lead times) and has accordingly negatively impacted our supply chain. As these disruptions caused by pandemics, tariffs, and general economic conditions have continued for an extended period of time, our ability to meet the demands of our consumers has been and may be further materially impacted. To date, we have not experienced any reduction in the available supply of our products. Additionally, many of our employees, including members of our management team, continue to work remotely. If our operations or productivity continue to be impacted by these variables, these occurrences will continue to impact our business, financial condition, and cash flow, all in a negative manner. The extent to which any of the above occurrences, whether or not foreseen may further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time. However, we expect that, during our current fiscal year, the adverse impact of these variables on our business will slowly abate.

However, as these occurrences have continued for a prolonged period, they have had a material adverse effect on our business, results of operations, financial condition, and cash flow and may have contributed to the volatility in the quoted price of our Common Stock on the OTCM.

The 2018 Farm Bill passed in December 2018, along with undeveloped shared state-federal regulations over hemp cultivation and production that may impact our business. The 2018 Farm Bill was signed into law on December 20, 2018. Pursuant to the terms of the 2018 Farm Bill, state agriculture departments must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves the state’s plan. In states opting not to devise a hemp regulatory program, the USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known as of the date of this Registration Statement and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

Laws and regulations affecting our industry to be developed under the 2018 Farm Bill are in development. As a result of the 2018 Farm Bill’s recent passage, there will be constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state, and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations, or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The possible FDA regulation of hemp and industrial hemp-derived products, and the possible registration of facilities where hemp is grown and hemp-derived products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition. The 2018 Farm Bill established that hemp containing less than 0.3% THC was no longer under the CSA. Previously, the FDA had not approved cannabis, industrial hemp, or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule I drugs. As of the date of this Amended Annual Report on Form 10-K/A, we have not, and do not intend to file an investigational new drug (“IND”) application with the FDA, concerning any of our products that may contain cannabis, industrial hemp, or CBD derived from industrial hemp. Further, the FDA concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition of the FD&C Act. However, as a result of the passage of the 2018 Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to, the growth, cultivation, harvesting, and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp-derived CBD. In such event, our products could be subject to regulation. However, we do not know what impact would be on the hemp industry in general, and what costs, requirements, and possible prohibitions may be enforced in the future. If we are unable to comply with the conditions and possible costs of such regulations and/or registrations, we may be unable to continue to operate our business.

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

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations. We are substantially dependent on continued market acceptance and proliferation of consumers of hemp and hemp-derived products. We believe that, as hemp and hemp-derived products become more accepted as a result of the passage of the 2018 Farm Bill, the stigma associated with hemp and hemp- derived products will diminish and, as a result, consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the hemp industry will adversely affect our business operations.

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

State tax laws are also changing. Even though state taxes are already high, many local jurisdictions are imposing heavy additional taxes either as a disincentive for cannabis companies to operate there or in order to cash in on the growing number of cannabis companies paying taxes. It is unknown how states will treat companies engaging in the hemp- derived product industry from a tax perspective. High taxes could overwhelm our partner companies causing them to go out of business or raise prices for their services, which in turn may impact our revenues and profits by forcing us to find different partners in more tax friendly areas or pay higher prices.

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

Industrial hemp is vulnerable to specific agricultural risks that could have a material adverse effect on the availability of hemp to be purchased by us for use in our products. Our suppliers may grow their industrial hemp outdoors. As such, the risks inherent in engaging in outdoor agricultural businesses apply. Agricultural production by its nature contains elements of risk and uncertainty that may adversely affect our business and operations, including but not limited to the following: (i) any future climate change with a potential shift in weather patterns leading to droughts and associated crop losses; (ii) potential insect, fungal, and weed infestations resulting in crop failure and reduced yields; (iii) wild and domestic animals damaging the crops; and (iv) crop raiding, sabotage, or vandalism, all of which could affect the availability of hemp that we can purchase for use in our products. If hemp is not readily available, our business and financial condition would be materially adversely effected.

Loss of key contracts with our suppliers, renegotiation of such agreements on less favorable terms or other actions these third parties may take could harm our business. Most of our agreements with suppliers of our industrial hemp, including our key supplier contract, may be subject to cancellation or non-renewal. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit our ability to procure raw material to manufacture our products. This could negatively affect our ability to meet consumer demand for our products. Upon expiration or termination of these agreements, our competitors may be able to secure industrial hemp from our existing suppliers that will put us at a competitive disadvantage in the market.

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

We could suffer reputational and financial damage in the event of injury from our products or product recalls. As a manufacturer and distributor of products intended for human consumption or use, we are subject to product liability claims if the use of our products by others is alleged to have resulted in harm or injury. Our products consist of hemp- derived oils, creams, lotions, extracts, and other ingredients that are not subject to pre-market regulatory approval in the United States or internationally, as well as snacks and health, but not dietary, supplements. Previously unknown adverse reactions resulting from human consumption or use of these ingredients could occur, which would likely result in product liability claims against us, and which would increase our costs and adversely affect our reputation and harm our business. We may be held liable if any illness or injury caused by any product we develop, manufacture, or distribute, if any such product is found to be unsuitable for use. In addition to any reputational damage we would suffer, we cannot guarantee that our product liability insurance or that of any of our suppliers would fully cover potential liabilities. In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

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

We may not be able to manage our growth or improve our operational, financial, and management information systems effectively, which would impair our results of operations. In the near term, we intend to expand the scope of our operations activities significantly, including Hyla plant-based vape products both internationally and domestically. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

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

Risks Relating to Our Hyla Business

Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may have an adverse impact on us. Actions by the FDA and other federal, state, or local governments or agencies may impact not only the adult tobacco and vape consumer acceptability of or access to tobacco, or similarly categorized non-tobacco-based products like those of Hyla (for example, through product standards that may be proposed by the FDA for non-nicotine and flavors), but also may limit adult consumer choices, delay or prevent the launch of new or modified non-tobacco-based vapes or other products with claims of reduced risk compared with tobacco-based products, require the recall or other removal of non-tobacco products from the marketplace (for example, as a result of product contamination or because the FDA determines that removal is necessary for the protection of public health), impose additional manufacturing, labeling, or packing requirements, or interrupt manufacturing or otherwise significantly increase the cost of doing business. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows, or financial position of Hyla and of us.

Hyla’s business faces significant competition (including across categories) and its failure to compete effectively could have an adverse effect on the results of operations or cash flows of Hyla and us. Despite not being a tobacco- based product, Hyla business operates and sells into highly competitive tobacco and tobacco-based vape categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include products with nicotine, product quality, taste, price, product innovation, marketing, packaging, distribution, and promotional activities. A highly competitive environment could negatively impact the profitability, market share and shipment volume of Hyla’s products, which could have an adverse effect on the results of operations or cash flows of Hyla and us.

Hyla may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior, or managing through difficult competitive and economic conditions, which could have an adverse effect on the results of operations and cash flows of Hyla and us. Hyla is subject to intense competition and changes in adult consumer preferences. To be successful, Hyla must continue to:

●	promote its brand equity successfully;
●	anticipate and respond to new and evolving adult consumer preferences;
●	develop, manufacture, market and distribute new and innovative products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
●	improve productivity; and
●	protect or enhance margins through cost savings and price increases.

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco and vape products, consider lower-priced tobacco and vape products, which could have a material adverse effect on the business, results of operations, cash flows, or financial position of Hyla and us. While Hyla works to broaden its product portfolio to compete effectively with lower-priced products, the failure to do so could negatively impact Hyla’s ability to compete in these circumstances.

Hyla may be unsuccessful in developing and commercializing adjacent products or processes, including innovative non-tobacco-based products that may reduce the health risks associated with current tobacco products in the market and that appeal to adult tobacco consumers, which may have an adverse effect on Hyla’s ability to grow revenue and put Hyla at a competitive disadvantage. Hyla has growth strategies involving further moves and potential moves into adjacent products or processes, including innovative non-tobacco, but tobacco-like, products. Some innovative non-tobacco products may reduce the health risks associated with current tobacco products on the market, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include Hyla’s current vape products that do not contain nicotine and that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as e-vapor products. Hyla may not succeed in its efforts to introduce such new products, which would have an adverse effect on the ability to grow revenue.

Further, Hyla cannot predict whether regulators, including the FDA, will permit the marketing or sale of products with claims of reduced risk to adult consumers, the speed with which the FDA may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. Nor can we predict whether adult tobacco consumers’ purchasing decisions would be affected by reduced risk claims if permitted.

Adverse developments on any of these matters could negatively impact the commercial viability of such products. If Hyla does not succeed in its efforts to develop and commercialize its innovative organic, plant-based, all-natural, zero- nicotine, tobacco-free vape products or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of Hyla’s competitors does succeed, Hyla may be at a competitive disadvantage, which could have an adverse effect on Hyla’s financial performance or ours.

Significant changes in price, availability or quality of raw materials or component parts could have an adverse effect on the profitability and business of Hyla and ours. Any significant change in prices, quality or availability of raw materials or component parts could adversely affect Hyla’s profitability and business and ours.

Because Hyla relies on a few significant facilities and a small number of key suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on its business and the results of operations, cash flows, or financial position of Hyla and us. Hyla faces risks inherent in reliance on a few significant facilities and a small number of key suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of Hyla or the operations of any key suppliers of Hyla, including as a result of a key supplier’s unwillingness to supply goods or services to a Hyla, could adversely impact the operations of Hyla. An extended disruption in operations experienced by Hyla or key suppliers could have a material adverse effect on Hyla’s business and the results of operations, cash flows, or financial position of Hyla and us.

Hyla could decide or be required to recall products, which could have a material adverse effect on the business, reputation, results of operations, cash flows, or financial position of Hyla or us. In addition to a recall that could be required by the FDA, Hyla could decide, or other laws or regulations could require it, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding, or product tampering. Product recalls could have a material adverse effect on the business, reputation, results of operations, cash flows, or financial position of Hyla or us.

The failure of Hyla’s information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on the business, reputation, results of operations, cash flows or financial position of Hyla. Hyla relies extensively on information systems, many of which are managed by third-party service providers (such as cloud providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of its operations; manufacturing and distributing its products; collecting and storing sensitive data and confidential information; and communicating internally and externally with employees, investors, suppliers, trade customers, adult consumers, and others. To date, interruptions of its information systems have been infrequent and have not had a material impact on its operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on Hyla in the future. Failure of Hyla’s systems or service providers’ systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, damage to Hyla’s reputation and its brand, operational disruptions, legal challenges, and significant remediation and other costs to Hyla.

International business operations subject Hyla to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges, and/or significant costs. Hyla engages (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations. In addition, foreign regulations, as well as how these regulations interact with United States regulations are constantly evolving. Violations of these laws or regulations, or allegations of such violations, could result in reputational harm, legal challenges, and/or significant costs to Hyla or us.

Hyla may be unable to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco-like products. Although none of Hyla’s products contains tobacco, Hyla’s ability to implement its strategy of attracting and retaining talent may be impaired by the impact of decreasing social acceptance of tobacco usage or tobacco-like products and tobacco regulation and control actions. The vape and tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, Hyla may be unable to attract and retain sufficient talent and personnel.

Future economic and financial conditions could adversely impact our financial condition and results. Hyla’s business is sensitive to global, national, and regional macroeconomic conditions, as well as specific inflation levels and buying patterns. Adverse developments, including heightened economic uncertainty, could reduce the demand for consumer products like Hyla’s, which could have a material adverse effect on Hyla’s revenue, results of operations, cash flows and financial position and ours.

●	Conditions in the credit markets could adversely impact Hyla’s and our results of operations and financial position; and
●	Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for Hyla to meet its capital requirements and could cause Hyla to change its financial relationship with its vendors.
●	Access to credit and capital is key for financing large customer orders. If turmoil in the credit markets were to occur, it could materially adversely impact Hyla’s and our results of operations and financial position.

Hyla’s business could be adversely affected if it loses key distribution clients. Hyla operates its business through key distributors in markets across the globe. The loss of one or more distributors could materially affect the results of Hyla as a whole. The loss of several of Hyla’s largest distributors could have a material adverse effect on its business, results of operations, cash flows, and financial position and ours.

Hyla’s two largest clients (measured by revenue generated) accounted for 50% of Hyla’s revenue for the year ended September 30, 2022. A significant reduction in spending on Hyla’s products by those clients, or the loss of several of Hyla’s larger clients, could have a material adverse effect on Hyla’s business, results of operations, and financial position and ours.

Hyla’s ability to generate new business from new and existing clients may be limited. To increase its revenues, Hyla needs to obtain additional distribution clients or generate demand for additional products from existing clients. Hyla’s ability to generate initial demand for its product from new distribution clients and additional demand from existing distribution clients is subject to such clients’ and potential clients’ requirements, their pre-existing vendor relationships, financial conditions, strategic plans and internal resources, as well as the quality of Hyla’s products and reputation. To the extent Hyla cannot generate new business from new and existing clients due to these limitations, the Hyla’s ability to grow its business and to increase its revenues will be limited.

Hyla is exposed to the risk of client defaults. Hyla often incurs expenses on behalf of its clients for product that is to be manufactured and delivered. The difference between the gross production cost and the revenue earned by Hyla can be significant. While Hyla takes precautions against default on payment for these orders (such as credit analysis, advance billing of clients, and receipt of client deposits) and has historically had a very low incidence of default, Hyla is still exposed to the risk of significant uncollectible receivables from its clients. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on Hyla’s results of operations, cash flows and financial position and ours.

Significant Reliance on Key Shareholder of the Company. Hyla is currently a majority owned subsidiary of ours. Previously, it was wholly owned by Hyla UK, which was established and built on the relationships of one individual who remains its majority shareholder. Although this individual executed a non-competition agreement with us when we acquired majority interest in Hyla, due to his connections and relationships in the market in which Hyla does business, any loss of this individual or his continued support of Hyla could have a material adverse effect on its results of operations, cash flows, and financial position and ours.

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

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders. We are authorized to issue up to 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 506,357,952 shares of Common Stock and 4,878,048.8 shares of Series H Convertible Preferred Stock (the “Series H Stock”) are currently issued and outstanding as of June 9, 2023. The number of shares of Common Stock issued and outstanding excludes the shares of Common Stock underlying the shares of Series H Stock and shares underlying common stock purchase warrants. We expect to seek additional financing in order to provide working capital to our business or may issue additional shares of Common Stock as compensation. Our Board has the power to issue any or all of such authorized but unissued shares of our Common Stock at any price and, in respect of the preferred stock, at any price and with any attributes, our Board considers sufficient, without stockholder approval. The issuance of additional shares of Common Stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our Common Stock.

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

Quotation on the OTCM’s Pink® Open Market may be volatile and sporadic. Currently, our Common Stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) Pink® Open Market. Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress or inflate the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTCM is not a stock exchange, and trading of securities on this market is often more sporadic than the trading of securities listed on a national securities exchange, i.e., the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market.

The Holders of our Series H Stock control more than half of our voting securities; they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors. The holders of our Series H Stock control in excess of 50% of our total voting power. As a result, they will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We will be a “controlled company” within the meaning of the Nasdaq rules and the NYSE rules and, as a result, will qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements. Because the holders of our Series H Stock control in excess of 50% of our total voting power, we will be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules and the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain of the exchange’s corporate governance requirements. As of the date of this Amended Annual Report on Form 10-K/A, our Common Stock is not listed on the New York Stock Exchange, the NYSE American, or the Nasdaq Stock Market and there cannot be any assurance that it ever will be listed on a national securities exchange. If our Common Stock qualifies to be listed on a national securities exchange and if we choose to initiate the listing process, we will then determine whether we characterize ourselves as a “controlled company” for corporate governance requirements. As a company, whose Common Stock is currently quoted on the OTCM’s Pink® Open Market, we are not required to abide by the corporate governance rules of a national securities exchange and accordingly, do not have a fully independent series of board committees. Thus, as a consequence of our reliance on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national securities exchange.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections. Separately from the “controlled company” analysis of the previous risk factor, we are not subject to the rules of a national securities exchange, such as the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance that are designed to enhance the integrity of corporate management. The requirements of the OTCM’s Pink® Open Market afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, even though such compliance is not required by the OTCM for quotations of shares of our Common Stock on the OTCM’s Pink® Open Market, our stockholders will have fewer protections, such as those related to director independence, stockholder approval rights, and governance measures that are designed to provide oversight of a corporation’s management by its board of directors.

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

We lack sufficient internal controls over financial reporting and implementing acceptable internal controls will be difficult with a limited number of management personnel, which will make it difficult to ensure that information required to be disclosed in our future reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required. As of the date of this Amended Annual Report on Form 10-K/A, we currently lack certain internal controls over our financial reporting. We have a limited number of management personnel, which may make it difficult to implement such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports to be filed and submitted under the Exchange Act (now that our class of Common Stock is registered pursuant to Section 12(g) thereof) will be recorded, processed, summarized, and reported, as and when required.

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

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted sales practice requirements that may limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non- institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which could limit your ability to buy and sell our Common Stock, have an adverse effect on the market for our shares, and thereby depress our price per share of Common Stock.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 38246 North Hazelwood Circle, Cave Creek Arizona 85331, and our telephone number is (480) 595-6900. The property encompasses approximately 2,860 square feet. Approximately 1,907 square feet is designated as office space that serves as the principal place of business for our management team and support staff, as well as our sales and customer service teams. The remaining 950 square feet is designated as our product development and test facility, and our inventory storage and fulfillment center. We occupy this facility pursuant to a one-year lease that expired on April 1, 2023. Subject to an agreement with our landlord, our monthly rent has increased from $5,000 to $7,500 from and after April 1, 2023. We currently believe that we no longer need this physical space and are working with our landlord to vacate the space and transition to a more remote workforce setup.

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

On May 8, 2022, the Company issued 3,500,000 shares of common stock valued at $133,000 in connection with a services agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On May 8, 2022, the Company issued 600,000 shares of common stock valued at $22,800 in connection with a services agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

On May 19, 2022, the Company issued 8,928,571 shares of its common stock to a certain noteholder valued at $294,643 in connection with a financing agreement. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of the Company’s Common Stock were issued by the Company in a transaction not involving any public offering).

Market Information

Our Common Stock is quoted on the OTCM’s Pink® Open Market, under the symbol “EDXC.” The following table shows the high and low closing bid prices of our Common Stock for periods indicated as reported by OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Closing Bid Price Per Share	Low Closing Bid Price Per Share
Fiscal Year 2023
Third Quarter (through June 9, 2023)	$0.0475	$0.0327
Second Quarter	0.0897	0.039
First Quarter	$0.0897	$0.0415

Fiscal Year 2022
Fourth Quarter	$0.100	$0.0245
Third Quarter	$0.0713	$0.0008
Second Quarter	$0.049	$0.029
First Quarter	$0.0579	$0.031

Fiscal Year 2021
Fourth Quarter	$0.115	$0.046
Third Quarter	$0.189	$0.093
Second Quarter	$0.285	$0.090
First Quarter	$0.145	$0.044

Fiscal Year 2020
Fourth Quarter	$0.0829	$0.044
Third Quarter	$0.10	$0.0605
Second Quarter	$0.117	$0.05
First Quarter	$0.206	$0.087

On June 8, 2023, the closing bid price of our Common Stock as reported by OTCM was $0.0409 per share.

Holders

As of June 9, 2023, we had approximately 438 record holders of shares our Common Stock. As of June 9, 2023, we had 506,357,952 shares of our Common Stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Dividends

We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination related to the dividend policy will made at the discretion of our Board.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Amended Annual Report on Form 10-K/A. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward- looking statements as a result of a number of factors, including those discussed under “Forward-Looking Statements,” “Item 1. Business,” and “Item 1A. Risk Factors” sections in this Amended Annual Report on Form 10-K/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Through CBD Unlimited, we develop hemp-derived, cannabidiol-based products, each formulated to address key segments of the health and wellness market. Through our subsidiaries, we sell high-end, full-spectrum hemp-derived oils, extracts, topicals, and pet products, all with the shared purpose of supporting the potential of relief of pain and inflammation for humans and pets, through our e-commerce site www.cbdunlimited.com, as well as other online and in-store retailers. Through Hyla, we produce and sell organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products under the Hyla brand. Each “HYLA device” contains a natural guarana extract that is blended with proprietary botanical formulas. Hyla launched its products in October 2021 and its initial inventory (140,000 devices) was sold out the following month. Hyla’s products bear the Underwriters Laboratories global safety certification and are CE approved. All of Hyla’s products are sold on its e-commerce site: www.tryhyla.com.

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

Results of Operations

Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended and September 30, 2021 Revenues

Revenues for the fiscal year ended September 30, 2022 were $2,138,010, as compared to $650,515 for the fiscal year ended September 30, 2021, a $1,487,495 (or 229%) increase in revenues. The improvement in revenue for fiscal 2022 is attributable to additional revenues realized from the acquisition of Hyla. The increases in revenues are also partly attributable to improved market conditions, new sales channels and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the fiscal year ended September 30, 2022 was a profit of $1,193,110, as compared to a loss of $344,078 for the fiscal year ended September 30, 2021, representing a $1,537,188 increase. The improvement in gross profit in 2022 was attributable to the Company’s acquisition of Hyla. The improved gross profit for 2022 was further enhanced by improvements in production costs and decreases in inventory impairment between the years.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2022, were $5,109,924, as compared to $5,027,251 for the fiscal year ended September 30, 2021, an increase of $82,673. The increase in operating expenses over the prior period can be attributed to increases in professional fees, bad debt expenses and impairment expenses offset by significant decreases in advertising expenses.

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

Other Expense

Other expense for the fiscal year ended September 30, 2022 was $1,227,746, as compared to other expense of $1,436,825 for the year ended September 30, 2021, a $209,079 year-over-year decrease. The decrease resulted from significant loss from the change in fair value of derivative liability offset by significant gain from settlement of derivative liability, increases in financing costs and discount amortization, interest expenses, and default penalties, and significant gains on settlement of liabilities and disposition of assets. Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Total Net Loss

As a result of the above, our net losses for the years ended September 30, 2022 and 2021 totaled $5,144,560 and $6,808,154, respectively. We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2023 only in part due to the COVID-19 pandemic. Nevertheless, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will continue to abate, as the supply chain continues to recover.

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2022, we had a stockholders’ deficit of $11,693,660, a working capital deficit of $15,012,138, and we incurred a net loss totaling $5,144,560 in fiscal year 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

Liquidity and Capital Resources

As of September 30, 2022, we had a cash position of $656,776. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the 12 months ended September 30, 2022, our cash used in operating activities amounted to an outflow of $2,088,304, compared to cash used during the 12 months ended September 30, 2021 of $3,720,267. We expect cash outflows from operations to continue to improve as the Company realizes the benefits of the Hyla acquisition.

Cash Flow – Investing Activities

Net cash used in investing activities in the 12 months ended September 30, 2022 was $573,763, compared to net cash used in investing activities in the 12 months ended September 30, 2021 of $0. We expect limited cash flows from investing activities as the Company focuses on improving existing operations.

Cash Flow – Financing Activities

For the 12 months ended September 30, 2022, our cash provided by financing activities amounted to $3,297,976, which includes $2,964,853 in proceeds from the issuance of convertible notes and $333,123 in proceeds from the issuance of notes payable.

For the 12 months ended September 30, 2021, our cash provided by financing activities amounted to $3,736,484, which includes $328,000 in proceeds received from the issuances of our Common Stock and $1,614,234 in proceeds from the issuance of convertible notes, $1,815,000 in proceeds from the issuance of notes payable, and $20,750 in repayments of notes payable.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The operating results of the above listed subsidiaries were consolidated with the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Derivative Financial Instruments

FASB ASC Topic 820, Fair Value Measurement, requires bifurcation of certain embedded derivative instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s notes payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

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

Stock-Based Compensation

All share-based payments to employees, directors and contractors, including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, Compensation - Stock Compensation.

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

Item 8. Financial Statements and Supplementary Data.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Endexx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endexx Corporation as of September 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Endexx Corporation as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Endexx Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Endexx Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Convertible debt instruments

As disclosed in Note 2 to the financial statements, the Company had a debt instrument which included a conversion feature requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for this embedded derivative. This embedded derivative was initially measured at fair value and has subsequently been remeasured to fair value at each reporting period.

There is no current observable market for this type of feature and, as such, the Company determined the fair value of the embedded derivative using an option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

Critical Audit Matter Description

As described in Note 10 to the financial statements, the Company completed the acquisition of Hyla US Holdco Limited and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. The Company utilized a third-party valuation specialist to assist in the preparation of its valuation for certain of these assets and liabilities. We identified the fair value determination of the acquired assets, liabilities assumed, and residual value of goodwill to be a critical audit matter.

The principal considerations for our determination that estimation of the fair value of the assets acquired in the acquisition is a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, the discount rate, the valuation methodologies applied by the third-party valuation specialist for the fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows and valuation methodologies.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	Reviewing management’s process for developing the fair value estimates.

-	Review the completeness and accuracy of underlying data used in the fair value estimates.

-	Evaluating the appropriateness of the discount rate used by recalculating the weighted average cost of capital, and

-	The qualification of third-party valuation specialists engaged by the Company based on their credentials and experience.

/s/ Turner, Stone & Company, L.L.P.

We have served as Endexx Corporation’s auditor since 2016.

Dallas, Texas

June 9, 2023

ENDEXX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

	September 30,	September 30,
	2022	2021

Assets
Current assets
Cash	$656,776	$20,867
Accounts receivable, net of allowance of $621,042 and $58,257, respectively	570,406	50,755
Inventory, net of allowance of $1,071,469 and $1,001,542, respectively	777,912	920,812
Prepaid expenses	1,367,100	41,648
Total current assets	3,372,194	1,034,082

Investment in marketable securities	420	9,920
Property and equipment, net of accumulated depreciation of $77,044 and $75,388, respectively	48,005	449,661
Right of use asset	34,160	-
Prepaid expenses	-	250,000
Intangible - website domains	16,250	16,250
Goodwill	9,807,361	-
Total assets	$13,278,390	$1,759,913

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,647,533	$1,020,464
Customer deposits	43,366	36,705
Accrued expenses	172,711	43,469
Accrued interest	237,703	1,095,248
Payroll and taxes payable, including related party	915,230	849,919
Notes payable, current portion, net of discount of $4,291 and $10,957, respectively	4,623,872	1,201,584
Convertible notes payable, net of discount of $1,474,338 and $-0-, respectively	799,575	5,452,111
Derivative liability	8,908,686	1,799,354
Lease liability right of use	35,656	-
Total current liabilities	18,384,332	11,498,854

Notes payable, net of current portion and net of discount of $7,925,926 and $-0-, respectively	4,587,718	248,200

Total liabilities	22,972,050	11,747,054

Commitments and contingencies (Note 8)

Mezzanine equity
Series H preferred stock, 4,878,049 and -0- issued and outstanding, respectively	2,000,000	-

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Series Z preferred stock, -0- and 719,571 issued and outstanding, respectively	-	72
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 501,376,264 and 486,313,058 issued and outstanding, respectively	50,138	48,631
Additional paid-in capital	32,914,424	29,477,818
Accumulated deficit	(44,398,312)	(39,513,844)
Total stockholders’ deficit	(11,433,568)	(9,987,141)
Non-controlling interest	(260,092)	-
Total liabilities, mezzanine equity and stockholders’ deficit	$13,278,390	$1,759,913

The accompanying notes are an integral part of these consolidated financial statements

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the years ended
	September 30,
	2022	2021

Revenues	$2,138,010	$650,515
Cost of revenues	766,558	589,056
Inventory impairment	178,342	405,537
Gross profit (loss)	1,193,110	(344,078)

Operating expenses
Depreciation	20,606	20,400
Advertising and promotion	594,874	1,778,073
Payroll expenses	609,288	637,493
Professional fees	2,016,439	1,721,236
Research and development	27,066	10,145
General and administrative expenses	1,592,091	859,904
Impairment expense	249,560	-
Total operating expenses	5,109,924	5,027,251

Loss from operations	(3,916,814)	(5,371,329)

Other (income) and expense
Change in fair value of derivative liability	4,397,706	(28,724)
Financing costs and discount amortization	2,957,298	1,288,527
Interest expenses	1,241,853	950,549
Default penalty	584,738	91,576
Gain from settlement of derivative liability	(7,240,799)	(865,103)
Gain on settlement of liabilities	(289,100)	-
Gain on disposition of assets	(423,950)	-
Total other (income) expense	1,227,746	1,436,825

Net loss	$(5,144,560)	$(6,808,154)
Net loss attributable to non-controlling interest	(260,092)	-
Net loss attributable to Endexx shareholders	$(4,884,468)	$(6,808,154)

Net loss per share - basic	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	503,983,723	455,049,510

The accompanying notes are an integral part of these consolidated financial statements

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at September 30, 2020	7,296,000	$730	-	$-	404,908,141	$40,491	$21,010,497	$(32,705,690)	$-	$(11,653,972)
Shares issued for private placements	-	-	-	-	7,031,111	703	327,297	-	-	328,000
Shares issued for services	-	-	-	-	7,332,496	733	720,288	-	-	721,021
Shares issued for debt settlement	-	-	-	-	41,621,310	4,162	1,406,683	-	-	1,410,845
Shares issued for conversion of related party liabilities	-	-	-	-	54,658,192	5,466	1,415,647	-	-	1,421,113
Shares issued for related party liability settlements	-	-	172,989	17	-	-	885,684	-	-	885,701
Shares issued for financing	-	-	-	-	16,420,000	1,642	1,834,318	-	-	1,835,960
Shares issued for settlement of preferred stock	(5,472,000)	(548)	-	-	9,000,000	900	(352)	-	-	-
Common shares exchanged for preferred stock	-	-	546,582	55	(54,658,192)	(5,466)	5,411	-	-	-
Capital contribution from related party	-	-	-	-	-	-	274,514	-	-	274,514
Settlement of derivative liability	-	-	-	-	-	-	1,597,831	-	-	1,597,831
Net loss	-	-	-	-	-	-	-	(6,808,154)	-	(6,808,154)
Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$-	$(9,987,141)
Shares issued for services	-	-	-	-	10,311,180	1,031	454,769	-	-	455,800
Shares issued in connection with debt	-	-	-	-	11,491,071	1,150	429,306	-	-	430,456
Warrants and options issued in connection with debt	-	-	-	-	-	-	1,511,047	-	-	1,511,047
Shares issued for conversion of interest	-	-	-	-	4,111,111	411	221,589	-	-	222,000
Sharess issued for default penalty	-	-	-	-	9,761,904	976	583,762	-	-	584,738
Shares and liabilities surrendered for equity in subsidiary	-	-	(719,571)	(72)	(20,612,060)	(2,061)	236,133	-	-	234,000
Net loss	-	-	-	-	-	-	-	(4,884,468)	(260,092)	(5,144,560)
Balances at September 30, 2022	1,824,000	$182	-	$-	501,376,264	$50,138	$32,914,424	$(44,398,312)	$(260,092)	$(11,693,660)

The accompanying notes are an integral part of these consolidated financial statements

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the years ended
	September 30,
	2022	2021
Operating activities
Net loss	$(5,144,560)	$(6,808,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	455,800	721,021
Shares issued for financing costs	-	477,560
Depreciation and amortization	20,606	20,400
Amortization of debt discount	1,857,046	679,277
Change in fair value of derivative liability	4,397,706	(28,724)
Gain from settlement of liabilities	(289,100)	-
Gain from settlement of derivative liabilities	(7,240,799)	(865,103)
Gain on disposition of assets	(423,950)	-
Bad debt expense	579,560	-
Impairment expense	427,902	405,537
Financing costs	1,100,152	131,690
Default penalty	584,738	91,576
Changes in operating assets and liabilities:
Accounts receivable	(876,280)	(21,314)
Inventory	(35,442)	(216,704)
Prepaid expenses	(202,251)	(42,088)
Right of use asset and liability	1,496	-
Accounts payable	1,125,239	599,982
Customer deposits	6,661	-
Accrued expenses	101,429	(78,407)
Accrued interest	1,166,432	805,993
Accrued interest, related party	-	85,776
Payroll and taxes payable, including related party	299,311	321,415
Net cash used in operating activities	(2,088,304)	(3,720,267)

Investing activities:
Proceeds from sale of investments in marketable securities	9,500	-
Issuance of note receivable	(1,500,000)	-
Cash received in acquisition	916,737	-
Net cash used in investing activities	(573,763)	-

Financing activities:
Proceeds from sale of common stock	-	328,000
Proceeds from convertible notes payable	2,964,853	1,614,234
Proceeds from notes payable	333,123	1,815,000
Repayment of note payable	-	(20,750)
Net cash provided by financing activities	3,297,976	3,736,484

Net increase in cash	$635,909	$16,217
Cash, beginning of year	20,867	4,650
Cash, end of year	$656,776	$20,867

Cash paid for income taxes	$-	$-
Cash paid for interest	$75,061	$58,780

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$222,000	$1,410,845
Debt discount at origination	$387,333	$68,100
Debt discount from derivative liability	$8,921,808	$-
Prepaid expenses from note payable	$60,000	$-
Convertible notes, notes payable and interest settled through issuance of notes payable	$7,371,487	$-
Preferred stock surrendered for equity in subsidiary	$72	$-
Common stock surrendered for equity in subsidiary	$2,061	$-
Related party liabilities surrendered for equity in subsidiary	$234,000	$-
Discount on convertible notes from warrants and options	$1,511,047	$-
Assets and liabilities from acquisition	$12,096,450	$-
Discount on notes from issuances of shares	$430,456	$-
Related party note and interest converted to common stock	$-	$1,421,113
Derivative liability settled through conversion of convertible notes	$-	$1,597,831
Amortization of right-of-use asset and lease liability	$-	$39,000
Notes and interest payable settled through issuance of convertible notes	$-	$1,057,976
Preferred stock issued for related party liability settlements	$-	$885,701
Contributions from related party through settlement of liabilities	$-	$274,514

The accompanying notes are an integral part of these consolidated financial statements

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

As of September 30, 2022, we have a working capital deficit of $15,012,138, and an accumulated deficit of $44,398,312. During the year ended September 30, 2022, we had a net loss of $5,144,560 and cash used in operating activities of $2,088,304. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of September 30, 2022 and 2021. The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At September 30, 2022, $156,613 of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. At September 30, 2022 and 2021, the Company recorded $621,042 and $58,257, respectively, for an allowance for doubtful accounts based upon management’s review of accounts receivable.

Inventory

Inventory is composed of finished goods, in-process, and raw goods inventory, valued at the lower of cost or net realizable value, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages.

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

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At September 30, 2022, the Company had prepaid expenses totaling $1,367,100 and $291,648, respectively.

During March 2020, the Company entered into a barter agreement whereby it delivered $249,560 of its inventory in exchange for future advertising credits. The credits, which expire in March 2023, are valued at the lower of the Company’s cost or market value of the inventory transferred. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising and use the barter credits to pay the balance. These credits are charged to expense as they are used. As of September 30, 2021, the Company had $249,560, of credits for future advertising services recorded as current assets on the accompanying financial statements. During the year ended September 30, 2022, the Company impaired the credits, resulting in an impairment expense of $249,560.

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

The following table presents the Company’s revenues disaggregated by customer type:

	2022	2021
Wholesale	$1,984,574	$457,044
Retail	153,436	193,471
	$2,138,010	$650,515

The following table presents the Company’s revenues disaggregated by location:

	2022	2021
United States	83%	100%
Russia	10%	*
United Kingdom	6%	*
Georgia	1%	*

* = Less than 10%

The following table presents the Company’s revenues from significant customers:

	2022	2021
Customer A	32%	45%
Customer B	26%	*
Customer C	11%	*
Customer D	10%	*

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of September 30, 2022 and 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,908,686	8,908,686

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	1,799,354	1,799,354

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

During prior years, the Company issued convertible note payable agreements whose conversion features meet the definition of a derivative liability which requires bifurcation. The convertible notes had a variable conversion rate equal to 50% of the lowest trading price of the preceding ten days from the date of conversion. Further, pursuant to the Company’s contract ordering policy, the convertible debt and warrant issuances resulted in derivative liabilities until the convertible note agreements were settled on August 15, 2022, as detailed in Note 5. As a result of the settlement of the convertible notes, the Company recorded a gain on the settlement of derivative liabilities totaling $7,240,799.

At September 30, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.05164; a risk-free interest rate of 0.05%; expected volatility of the Company’s common stock of 95%; various estimated exercise prices; and terms under one year.

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

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2020	$5,649,412
Conversions of debt to equity	(1,597,831)
Settlement of derivative liability	(2,223,503)
Change in fair value	(28,724)
Balance at September 30, 2021	$1,799,354
Addition	9,952,425
Change in fair value	4,397,706
Settlement of derivative liability	(7,240,799)
Balance at September 30, 2022	$8,908,686

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $27,066 and $10,145 for the years ended September 30, 2022 and 2021, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense were $594,874 and $1,778,073 for the years ended September 30, 2022 and 2021, respectively.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2022 and 2021, as follows.

	September 30,	September 30,
	2022	2021
Preferred H	48,780,490	-
Warrants	88,918,645	20,750,000
Options	22,500,000	-
Convertible debt	90,426,058	139,000,018
	250,625,193	159,750,018

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

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

As of September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Raw materials and packaging components	$249,043	$410,569
Finished goods	1,427,017	1,187,096
Consigned goods	77,135	224,147
Apparel	96,186	100,542
Less obsolescence allowance	(1,071,469)	(1,001,542)
	$777,912	$920,812

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Land	$-	$114,200
Building	-	305,800
Machinery and equipment	86,264	66,264
Computer/office equipment	38,785	38,785
	125,049	525,049
Less accumulated depreciation	(77,044)	(75,388)
	$48,005	$449,661

On April 1, 2022, the Company sold its land and building to Noteholder C. The land and building were carried at cost of $420,000 and accumulated depreciation of $18,950. The Company received consideration totaling $825,000 with $645,000 allocated to the October 2019 convertible note payable (Note 5) and $180,000 to related accrued interest. As a result of the sale, the Company recognized a $423,950 gain on disposition of assets.

5. Debt

Notes payable

The Company’s notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024	6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024	6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024	6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022**	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023**	10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024	6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024	6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024	6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder J	8/15/2022	2/15/2024	6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022**	15%	66,980	-
Noteholder L	7/12/2022	-	10%	24,500	-
Noteholder M	7/12/2022	-	10%	25,000	-
Noteholder M	7/25/2022	-	5%	30,000	-
Noteholder N	7/28/2022	-	10%	50,000	-
Noteholder O	8/31/2022	8/31/2031	3.15%	8,000,000	7,925,926
				$17,141,807	$7,930,217

*	In default at September 30, 2022
**	In default subsequent to September 30, 2022

The Company’s notes payable as of September 30, 2021, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Principal	Discount
Noteholder A1	4/9/2020	8/5/2020	22%	$25,000	$-
Noteholder A1	4/28/2020	8/5/2020	22%	105,000	-
Noteholder A1	7/9/2021	7/9/2022	12%	50,000	-
Noteholder A1	8/13/2021	8/13/2022	12%	100,000	-
Noteholder A1	9/3/2021	9/3/2022	12%	150,000	-
Noteholder A1	8/18/2021	8/18/2022	12%	25,000	-
Noteholder B	9/2/2021	9/2/2022	12%	100,000	-
Noteholder G	6/20/2017	8/5/2017	18%	55,353	-
Noteholder I	6/17/2020	6/17/2050	4%	160,000	-
Noteholder I	4/27/2020	4/27/2022	1%	112,888	-
Noteholder I	3/8/2021	3/8/2026	1%	107,500	-
Noteholder J	5/29/2021	11/29/2021	10%	420,000	10,957
Noteholder K	8/28/2021	9/1/2022	15%	50,000	-
				$1,460,741	$10,957

During October 2021, the $112,888 note payable held by Noteholder I was forgiven by the Small Business Administration. During February 2022, the $107,500 note payable held by Noteholder I was forgiven by the Small Business Administration. As a result, the Company recorded a gain from settlement of liabilities totaling $220,388.

On August 15, 2022, the Company’s outstanding debt, including convertible notes payable, notes payable, and accrued interest, with Noteholders A1, A2, A3, C, D, F and J, totaling $8,513,092, were consolidated into seven note payable agreements totaling 8,444,380, as shown on the table above, with the remaining $68,712 forgiven by the noteholders and recorded as a gain from settlement of liabilities. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As a result, the derivative liabilities associated with convertible notes and warrants were also settled, resulting in a gain on settlement of derivative liabilities totaling $7,240,799 (Note 2).

At September 30, 2022 and 2021, accrued interest related to notes payable totaled $191,437 and $105,403, respectively.

Convertible notes payable

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023	12%	$0.0245/share	1,451,087	1,002,198
Noteholder D	8/23/2022	8/23/2023	12%	$0.0245/share	722,826	472,140
Noteholder E	11/4/2020	5/4/2021*	15%	$0.059/share	100,000	-
					$2,273,913	$1,474,338

*	In default at September 30, 2022

The Company’s convertible notes payable as of September 30, 2021, are summarized as follows:

Noteholder	Origination	Maturity	Interest	Conversion	Principal	Discount
Noteholder A2	2/12/2019	2/11/2020	8%	Variable	$388,889	$-
Noteholder A2	3/15/2019	3/14/2020	8%	Variable	222,222	-
Noteholder A2	4/5/2019	4/4/2020	8%	Variable	388,889	-
Noteholder A2	8/5/2019	8/5/2020	12%	Variable	111,111	-
Noteholder A3	3/5/2021	3/4/2022	12%	$0.054/share	300,000	-
Noteholder A3	1/22/2021	1/21/2022	12%	$0.054/share	1,250,000	-
Noteholder A3	4/2/2021	4/1/2022	12%	$0.054/share	440,000	-
Noteholder C	10/11/2019	1/31/2022	12%	$0.054/share	2,001,000	-
Noteholder E	11/4/2020	5/4/2021	15%	$0.059/share	100,000	-
Noteholder F	5/10/2021	5/10/2022	12%	$0.08/share	250,000	-
					$5,452,111	$-

The convertible notes payable with Noteholder A2 had a variable conversion rate equal to 50% of the lowest trading price of the preceding ten days from the date of conversion.

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

Convertible notes payable – related party

During 2016, Todd Davis (Note 9) converted accrued salary and accrued payroll taxes into a long term note payable bearing an interest rate of eight percent (8%) per annum, due on demand. The note was convertible into shares of our common stock at a rate of $0.026 per share. As of September 30, 2020, there was an outstanding principal balance of $1,072,185 and accrued interest of $327,484. On September 30, 2021, the principal and accrued interest were converted into common stock (Note 9).

Future maturities

Future maturities of the Company’s debt as of September 30, 2022 are as follows:

September 30, 2023	$6,902,076
September 30, 2024	4,360,144
September 30, 2025	3,400
September 30, 2026	3,500
September 30, 2027	3,600
Thereafter	8,143,000
$19,415,720

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	September 30,	September 30,
	2022	2021
Accrued payroll - Officer	$-	$95,761
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	787,125	626,053
	$915,230	$849,919

During September 2021, $954,000 in accrued payroll – officer was settled through the issuance of Series Z Preferred Stock (Note 9).

During August 2022, approximately $234,000 in accrued payroll – officer was settled through an exchange agreement (Note 9).

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

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of September 30, 2022 and 2021, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049 and -0-, respectively,

The Company’s Series Z Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 100 shares of the Company’s common stock. Additionally, the Series Z Preferred Stock carries a cumulative dividend at 4.56% of the stated value, is to be paid in kind with common stock, and is payable only at the time the shares are converted to common stock. As of September 30, 2022 and 2021, the Company’s issued and outstanding Series Z Preferred Stock totaled 719,571, respectively, and the Series Z Preferred Stock was retired by the Company during August 2022.

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

During October 2021, the Company and Noteholder J agreed to modify the terms of the May 2021 note payable agreement. The maturity of the note was extended from November 2021 to April 2022. In return, the Company agreed to issue Noteholder J a total of 2,562,500 shares of common stock valued at $135,813. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As a result, a discount of $135,813 was recorded in connection with the note agreement.

During May 2022, the Company and Noteholder J agreed to settle the May 2021 note agreement through the issuance of a new note. In return, the Company agreed to issue Noteholder J a total of 8,928,571 shares of common stock valued at $294,643. The Company accounted for the settlement as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As a result, a discount of $294,643 was recorded in connection with the note agreement.

During April 2022, the Company’s common stock was no longer quoted on OTC. To prevent Noteholder F from triggering default provisions under the terms of the May 2021 note agreement (Note 5), the Company and Noteholder F agreed that the Company would issue 9,761,904 common shares valued at $584,738.

Issuances for debt settlements

During the year ended September 30, 2022, we issued shares of our common stock for the conversion of convertible debt and related interest as follows:

		Settlement of	Settlement of	Settlement of
Date	Shares	Principal	Interest	Derivative
4/20/2022	4,111,111	$-	$222,000	$-

During the year ended September 30, 2021, we issued shares of our common stock for the conversion of convertible debt and related interest as follows:

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

Warrants

During the year ended September 30, 2022, the Company estimated the fair value of warrants issued based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0325 and $0.0538; risk-free interest rates ranging from 1.00% to 3.18%; expected volatility of the Company’s common stock ranging from 120% to 310%; exercise prices ranging from $0.027 to $0.08; and terms of approximately five years.

During October 2021, in connection with two notes payable, the Company issued warrants for the purchase of 187,500 shares of common stock with a total value of $7,587. These warrants expire after five years and have an exercise price of $0.08. Pursuant to the Company’s contract ordering policy, these warrants were recorded as a derivative liability and discounts totaling $7,587 were recorded.

During December 2021, in connection with a convertible note payable, the Company issued warrants for the purchase of 10,288,066 shares of common stock with a total value of $353,319. The warrants expire after five years and have an exercise price of $0.06. Pursuant to the Company’s contract ordering policy, these warrants were recorded as a derivative liability and a discount totaling $353,319 was recorded. During August 2022, these warrants were cancelled.

During May 2022, in connection with a note payable, the Company issued warrants for the purchase of 5,000,000 shares of common stock with a total value of $162,332. The warrants expire after five years and have an exercise price of $0.06. Pursuant to the Company’s contract ordering policy, these warrants were recorded as a derivative liability and a discount totaling $162,332 was recorded. During August 2022, these warrants were cancelled.

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

Options

During the year ended September 30, 2022, the Company estimated the fair value of options issued based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0398; risk-free interest rates of 3.29%; expected volatility of the Company’s common stock of 462%; exercise price of $0.01; and terms of approximately one year.

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

Effective September 1, 2022, the Company and Mr. Davis entered into an employment agreement providing for a salary of $10,000 per month. As of September 30, 2022, the $10,000 was due to Mr. Davis under the agreement.

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

MB Consultancy, Inc.

During September 2022, MB Consultancy, Inc. (MBC), an entity controlled by the minority shareholder in Hyla, received $140,000 for consulting services.

HYLA UK Holdco Limited

During August 2022, the Company acquired Hyla US Holdco Limited from Hyla UK Holdco Limited, as further detailed in Note 10.

During August 2022, Hyla US Holdco Limited (“Hyla US” ) and Hyla UK Holdco Limited (“Hyla UK”) entered into a Sales Agent Agreement (“SAA”) whereby Hyla UK may act as an independent sales agent for Hyla US products at no additional expense to Hyla US. The term of the agreement is for one year and automatically renews for annually unless terminated 90 days prior to expiration.

10. Acquisition

Hyla US Holdco Limited

Hyla US Holdco Limited and the Company entered into an Intercompany Services Agreement (the “Hyla ISA”), pursuant to the provisions of which, the Company agreed to provide to Hyla certain human resources, marketing, information technology, and other administrative services that are necessary to support its business. The Company will invoice Hyla on a monthly basis for performance of the services thereunder, and for which Hyla will pay the Company in accordance with the provisions of the HYLA ISA. The initial term of the Hyla ISA is nine years and it is subject to renewal for successive 12-month periods.

In connection with the Hyla ISA, Hyla issued to the Company a two-year Promissory Note in the principal amount of $1,500,000, which accrues interest at the rate of 10% per annum (“Hyla’s ISA Note”). Principal and interest payments thereunder are due and payable monthly. Upon an Event of Default (as such term is defined in Hyla’s ISA Note), the interest rate increases to 18% per annum until such Event of Default has been cured or the debt has been paid in full. The principal amount is due and payable on or before August 31, 2024. As a result of the Control Acquisition Agreement (below), Hyla’s ISA Note has been eliminated as part of consolidation.

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

The Company agreed to issue the Seller 4,878,049 shares of our newly constituted Series H Convertible Preferred Stock (the “Hyla Series H Preferred”). The Company valued those shares at an aggregate of $2,000,000, which was based upon an as-converted-into Common Stock value of $0.041 per share. The per-share price was the closing price of our Common Stock, par value $0.0001 per share (our “Common Stock”), as reported by the OTC Markets Group Inc. (the “OTCM”), on August 19, 2022, the date on which certain of the initial set of Hyla Transaction-related draft documents were circulated for signature.

Additionally, as part of the Hyla Acquisition Agreement, the Company is obligated to pay the Seller a Self-financing Promissory Note (our “Self-financing Note”) with a term of up to nine years. The initial principal balance of the Self-financing Note is $8,000,000 (Note 5) and it bears interest at an annual simple interest rate of 3.15%. Upon an Event of Default, the interest rate will increase to 6.3% per annum until such Event of Default has been cured or the debt has been paid in full. Under the Note, the Company will be obligated to make payments of principal and interest on a quarterly basis, in arrears (each, a “Quarterly Payment”). The amount of principal and interest due to the Seller for each of our Quarterly Payments is calculated pursuant to a formula set forth in the Self-financing Note, the components of which are derived from a matrix that consists of Hyla’s quarterly gross sales revenues and its gross sales margin. Each Quarterly Payment shall, at the option of the Seller, be paid either in cash or through the issuance of shares of our Common Stock. The pricing of those shares will be determined by the volume weighted average price of our Common Stock as of the last business day of the relevant quarter. The Self-financing Note is subject to an “ownership limitation” such that the Seller cannot request that it be issued shares of our Common Stock as payment if such issuance would result in the Seller holding more than 4.99% of the then-issued and outstanding shares of our Common Stock (a “Conversion or Exercise Blocker”). We may pre-pay our Self-financing Note in whole or in part at any time without premium or penalty. If, as of the maturity date of August 31, 2031, but absent any then-current Event of Default that has not been cured, and payments are current pursuant to the payment schedule, any remaining balance of the note is to be forgiven.

As a result of the Hyla Acquisition Agreement, on August 31, 2022, Hyla became a subsidiary of the Company. The acquisition date fair value of the consideration transferred was approximately $11,500,000, which includes Hyla’s ISA Note, Hyla Series H Preferred, and the Self-financing Note.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Cash	$916,737
Accounts receivable, net	222,931
Prepaid expenses and other assets	1,062,761
Equipment	20,000
Right of use asset	34,160
Goodwill	9,807,361
Accounts payable	(501,830)
Accrued expenses	(27,960)
Lease liability right of use	(34,160)
Net assets acquired	$11,500,000

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the expanded market opportunities, including integrating the Hyla offerings with existing Company offerings. The goodwill has no basis for U.S. income tax purposes.

The following pro forma financial information summarizes the combined results of operations for the Company and Hyla, as though the companies were combined as of October 1, 2020. The unaudited pro forma financial information was as follows:

	For the year ended September 30,
	2022	2021
Total revenues	$3,424,525	$650,515
Net loss	$(4,522,147)	$(6,913,727)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Hyla to reflect the business combination accounting effects resulting from this acquisition as though the acquisition occurred as of October 1, 2020. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at October 1, 2020.

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

The components of income tax expense for the years ended September 30, 2022 and 2021 consist of the following:

	2022	2021
Federal and State tax at statutory rate	26%	26%
Temporary differences	2%	8%
Permanent differences	-5%	-6%
Valuation allowance	-23%	-28%
Effective rate	0%	0%

Significant components of the Company’s deferred tax assets as of September 30, 2022 and 2021 are summarized below.

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$4,850,000	$3,730,000
Valuation allowance	(4,850,000)	(3,730,000)
	$-	$-

The Company has not filed its tax returns since 2013. As of September 30, 2022 and 2021, the Company estimated approximately $18,654,000 and $14,347,000, respectively, of federal net operating loss carry forwards. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that there has not been any transaction to warrant any limitation of any previous operating losses.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $1,120,000 and $1,909,000 during the years ended September 30, 2022 and 2021, respectively.

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

12. Subsequent Events

During November 2022, the Company issued 1,719,100 shares of common stock as payment for a September 2022 invoice for consulting services totaling approximately $103,000.

During January 2023, the Company issued 1,200,000 shares of common stock valued at approximately $55,000 as part of a consulting agreement.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2022 based on such criteria. Deficiencies then existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may then have been considered to be material weaknesses. The matters involving internal controls and procedures that our management then considered to have been material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	insufficient staffing resources resulting in financial statement closing process; and

(iii)	lack of review of significant contracts and recording new contracts with the appropriate accounting treatment.

The weaknesses and the related risks were not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, we performed additional analyses and other procedures and retained additional accounting professionals in September 2022 to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

By virtue of our receipt of additional financing during our 2022 fiscal year, we undertook remediation measures to address the above-described material weaknesses described in this Amended Annual Report. Such remediation activities included the following:

(i)	we updated the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we implemented procedures pursuant to which we can now ensure segregation of duties by hiring additional resources to ensure appropriate review and oversight.

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

Auditor’s Report on Internal Control Over Financial Reporting

This Amended Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Amended Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position	Date First Elected or Appointed

Todd Davis	56	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, and Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee	January 1, 2002
Steven Plumb	63	Chief Financial Officer, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	August 31, 2022
Nick Mehdi	49	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	August 31, 2022
Dustin Sullivan	48	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	March 20, 2020
Irving Minnaker	64	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	September 15, 2021

Todd Davis – Chairman of the Board, Chief Executive Officer, President, and Treasurer. Mr. Davis joined us in January 2002 as a director, and has served as our Chief Executive Officer, President, Treasurer, and Chairman of the Board since June 2004. Mr. Davis previously worked as an investment banker in Chicago, Illinois from October 1990 to December 2000 at Thomas James Associates, Inc., Baron Chase Securities, Inc., Lexington Securities, Inc., and Access Financial Group, Inc., where he was engaged in over 100 initial public offerings, follow-on offerings, and private placements. Following his tenure on Wall Street, Mr. Davis worked as an independent consultant, an advisor in the biomedical and pharmaceutical industries beginning in March 2000 through April 2003. In January 2002, he was hired as the Chief Financial Officer of PanaMed Corporation, and was later appointed Chief Executive Officer in June 2004. Mr. Davis holds a Bachelor of Science degree in Administrative Communications from Northern Arizona University, and has partially completed a master’s degree in International Finance from Arizona State University. Additionally, Mr. Davis previously held Series 7 and 63 licenses from 1990 to 2002. We believe that Mr. Davis is qualified to serve on our Board because he has served in multiple C-level positions in public companies and has the experience and knowledge necessary to lead us. We believe that Mr. Davis’ status as our long-time Chairman of the Board and executive officer allows him to have a great understanding of what is required to advance our business, which qualifies him to serve on our Board.

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

Nick Mehdi – Director. Mr. Mehdi, 49, has served as Hyla’s CEO since inception in September of 2021. Prior to joining Hyla and commencing in May of 2019, he was the Chief Executive Officer of ZT Wireless, LLC, and from October of 2018 to October of 2018, he was the Vice President of Operations for Sun Com Mobile, LLC. Both companies are Sugarland, Texas-based wireless communications companies. Nick received his bachelor’s degree from the University of Houston in May 2001. Based on his experience with Hyla’s products and his position as its CEO, we believe that Mr. Mehdi is well qualified to serve as one of our directors.

Dustin Sullivan – Director. Mr. Sullivan joined our Board in March 2020, as Chief Operating Officer. Since his resignation as our Chief Operating Officer, Mr. Sullivan serves as an independent director. Between September 2018 and March 2020, he also served as our Chief Operating Officer. He previously worked at Walgreens Boots Alliance, Inc. (“Walgreens”) from August 2000 to December 2015 in various roles, completing his tenure there as a Divisional Merchandise Manager. In his time at Walgreens, he worked with large healthcare consumer packaged goods companies to launch a variety of brands within the nonprescription and healthcare business. Additionally, he served as Divisional Merchandise Manager, where he oversaw several large prescription drugs to nonprescription drugs conversions (e.g., Nasacort, Flonase, and Nexium). After leaving Walgreens in December 2015, Mr. Sullivan worked at Impulse Health, LLC, serving as Vice President of their Health and Wellness consulting division. In this role, his team lead the sales, marketing, and financial planning of several new brands, launching in markets ranging from specialty/niche distribution to thirty thousand plus grocery, drug, and mass-retail outlets. Mr. Sullivan holds a Bachelor of Arts degree in Secondary Education, History, and Economics, and was a teacher in Chicago, Illinois from January 1997 to January 2000. In March 2020, Mr. Sullivan resigned as our Chief Operating Officer, but remained on our Board as an independent director. We believe that Mr. Sullivan’s background and experience in retail business development allows him to have a great understanding of what is required to bring new products to market, which qualifies him to serve on our Board.

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

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Todd Davis (2)
Chief Executive Officer, President,	2022	$153,000	$-	$153,000
and Chairman of the Board	2021	$156,000	$-	$156,000

Steven M Plumb (6)
Chief Financial Officer	2022	$5,000	$-	$5,000

Ronald Cotting (4)
Director of Operations	2022	$125,000	$-	$125,000
	2021	$125,000	$-	$125,000

Stephen A. Herron, Sr. (5)
Director of Sales	2022	$125,000	$-	$125,000
	2021	$125,000	$-	$125,000

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.
(2)	Mr. Davis was appointed as our Chief Financial Officer on January 1, 2002 and as our Chief Executive Officer, President, Treasurer, and Chairman of the Board on June 4, 2004, and served as our Chief Financial Officer and Treasurer until August 31, 2022.
(4)	Mr. Cotting joined the Company as our Director of Operations (a non-executive officer level position) on April 1, 2020.
(5)	Mr. Herron joined the Company as our Director of Sales (a non-executive officer level position) on April 1, 2020.
(6)	Mr. Plumb joined the Company as our Chief Financial Officer and Director on August 29, 2022.

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

Mr. Davis earned total cash compensation for his services to us in the amount of $156,000 for each of fiscal 2022 and 2021.

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

Director Summary Compensation Table

As of the end of our 2022 fiscal year, we had four non-employee directors. We did not compensate them for their service as directors during any of the years in which they served.

Risk Assessment in Compensation Programs

During our 2022 and 2021 fiscal years, we paid compensation to our employees, including executive and non- executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

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

The following table sets forth, as of June 9, 2023, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and

(iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO (2)
c/o 38246 N. Hazelwood Circle
Cave Creek, AZ 85331	Common Stock	28,254,345	5.58%
Steven M Plumb, CFO
9130 Cliffwood Drive
Houston, TX 77096	Common Stock	-	*	%
Nick Mehdi
4719 Chenybriar Ave.
Sugar Land, TX 77479	Common Stock	-	*	%
Irving Minnaker 550 South Ocean Blvd, Apt. 1201 Boca Raton Florida 33432	Common Stock	-	*	%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Common Stock	3,825,654	*	%
Directors and Executive Officers as a Group (5 persons)	Common Stock	32,079,999	6.34%

* Less than 1%

(1)	Applicable percentage of ownership is based on 506,357,952 shares of our Common Stock outstanding as of June 9, 2023, plus, for each stockholder, all shares that such stockholder could be issued within 60 days upon the conversion or exercise of any convertible or exercisable securities.

(2)	Includes 3,044,175 shares of our Common Stock owned of record and beneficially by Mr. Davis and 25,210,170 shares of our Common Stock owned of record by Rayne Forecast Inc. (“Rayne”), an entity over which Mr. Davis has dispositive and voting authority. Does not include 20,526,143 shares of our Common Stock held in an escrow account with the Company’s counsel for the benefit of Rayne, subject to release upon our payment of our obligations under our promissory note to Hyla UK.

The following table sets forth, as of June 9, 2023, certain information with respect to the beneficial ownership of our Series H Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

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

Except for the transactions described below, we have had no related party transactions during the fiscal years ended September 30, 2020, 2021, and 2022.

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

Transactions with Black Mountain Botanicals

From April 2019 through December 2019, Black Mountain Botanicals (BMB), an entity owned by the spouse of our President, was a contractor of the Company for sales and procurement. During the years ended September 30, 2020, and September 30, 2019, BMB was paid $45,600 and $31,674, respectively, for such services. Additionally, during the years ended September 30, 2020, and September 30, 2019, BMB collected and processed the Company’s credit card charges from sales and advanced funds totaling $60,391 and $151,084, respectively, and remitted $59,626 and $146,611, respectively, in the same time period. The transaction fee for the service is three percent plus interest calculated on each credit facility utilized.

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

Audit Committee

On January 1, 2021, our Board adopted an audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Minnaker, Sullivan, and Davis (Chairman) serve on the Audit Committee. As of the date of this Amended Annual Report on Form 10-K/A, none of the members qualifies as an “audit committee financial expert.”

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

The following fees were billed to us by our independent registered public accounting firm, Turner, Stone & Company, LLP, which served as the Company’s auditor from fiscal years ending September 30, 2021 and September 30, 2022 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2022.

	September 30,		September 30,
Description	2022		2021
Audit fees	$	[●]	$75,413
Audit-related fees		[●]	-
Legal fees		[●]	-
All other fees		[●]	-
Total	$	[●]	$75,413

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with or incorporated by reference into this Amended Annual Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, dated January 1, 2021

3.3a>	Certificate of Withdrawal of Certificate of Designation for the Series Z Convertible Preferred Stock filed with the Secretary of State for the State of Nevada on September 6, 2022

3.4>	Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock of the registrant filed with the Secretary of State of the State of Nevada on August 25, 2022

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

4.11>	Form of Warrant of the registrant granted to two separate investors, effective as of August 31, 2022

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes, dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32*	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33*	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

10.34	Reserved

10.35>	Form of Control Acquisition Agreement among the Registrant, EH Sub Inc., and Hyla UK Holdco Limited, effective as of August 31, 2022

10.36>	Form of Self-Financing Promissory Note of the Registrant issued to Hyla UK Holdco Limited, effective as of August 31, 2022

10.37>	Form of Intercompany Services Agreement between the Registrant and Hyla US Holdco Limited, effective as of August 31, 2022

10.38>	Form of Promissory Note of HYLA US Holdco Limited issued to the Registrant, effective as of August 31, 2022

10.39>	Form of Note Purchase Agreement among the Registrant and two separate investors, effective as of August 31, 2022

10.40>	Form of Convertible Senior Note of the Registrant sold and issued to two separate investors, effective as of August 31, 2022

10.41>	Form of Registration Rights Agreement between the Registrant and two separate investors, effective as of August 31, 2022

10.42>	Form of Security Agreement of the Registrant in favor of two separate investors, effective as of August 31, 2022

10.43>	Form of IP Security Agreement of the Registrant in favor of two separate investors, effective as of August 31, 2022

10.44>	Form of Settlement, Lock-Up, and Leak-Out Agreement between the Registrant and seven separate investors, effective August 31, 2022

10.45>	Form of Promissory Note of the Registrant issued to seven separate investors, effective August 31, 2022

10.46>	Form of Contribution and Exchange Agreement among the Registrant, CBD Unlimited, Inc., Todd Allen Davis, and Rayne Forecast Inc., effective August 31, 2022

10.47>	Form of Escrow Agreement among the Registrant, Todd Allen Davis, Rayne Forecast Inc., and the escrow agent, effective August 31, 2022

10.48>	Form of Executive Agreement between the Registrant and Todd Allen Davis, effective August 31, 2022

10.49	Form of Stockholders Agreement among the Registrant, Todd Allen Davis, Rayne Forecast Inc., and CBD Unlimited, Inc., effective as of August 31, 2022 (to be filed by further amendment)

10.50>	Employment Agreement between Hyla US Holdco Limited and Nick Mehdi, dated June 14, 2021

10.51<	Master Distributor Agreement between Southern Glazer’s Wine and Spirits, LLC, and the Registrant, dated March 27, 2020

10.52<	Sales Representative Agreement between Impulse Health LLC and the Registrant, dated April 1, 2020

10.53<	Brand Consulting Agreement between Beauty Strategy Group, LLC and the Registrant, dated April 21, 2021

10.54<	Master Service Agreement between Impact Brokers, LLC, and Khode LLC, dated October 9, 2020

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1 *	Subsidiaries of the Registrant

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ENDEXX Corporation

June 9, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: June 9, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: June 9, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: June 9, 2023
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: June 9, 2023
Irving Minnaker
Director

/s/ Dustin Sullivan	Dated: June 9, 2023
Dustin Sullivan
Director

