Form 10-K/A
period 2022-09-30
Endexx Corp
filed 2023-08-07
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The registrant is filing this second amended Annual Report on Form 10-K to include Note 13 to its consolidated, audited financial statements for the fiscal years ended September 30, 2022 and September 30, 2021. The previously filed first amended Annual Report on Form 10-K disclosed the registrant’s unconsolidated, unaudited financial statements for the fiscal year ended September 30, 2022, but did not provide an explanation of the differences between the unconsolidated financial statements provided with the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2023 and the consolidated financial statements provided with the registrant’s amended Annual Report on From 10-K filed with the Securities and Exchange Commission on June 15, 2023.

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

Turner, Stone & Company, L.L.P.	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com

Other Matter

As discussed in Note 13, the 2022 unaudited consolidated financial statements previously issued by management on January 13, 2023 have been restated as a result of the issuance of our opinion.

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

Dallas, Texas

June 9, 2023 (except for the matter described in Note 13 and the effects thereof, as to which the date is August 4, 2023)

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

13. Restatement

On January 13, 2023, the Company filed unaudited financial statements which contained a variety of errors. As part of the unaudited filing, the Company recorded a $2,000,000 equity method investment in Hyla US and did not include an $8,000,000 self-financing note payable or its related derivative liability and financing costs. Management subsequently determined that the Company was both the legal and accounting acquirer of Hyla US and applied purchase accounting to the assets and liabilities of Hyla US. The consolidation of Hyla US, whose acquisition is detailed in Note 10, and related transactions were the primary driver of revisions in balances.

Revisions outside of the consolidation of Hyla balances and activities which caused variances in reported activity are expanded upon below.

	Unaudited	Restated	Revisions

Assets
Current assets
Cash	$365,162	$656,776	$291,614
Accounts receivable, net	256,096	570,406	314,310	(1)
Inventory, net	777,911	777,912	1
Prepaid expenses	279,560	1,367,100	1,087,540	(2)
Total current assets	1,678,729	3,372,194	1,693,465

Investment in marketable securities	420	420	-
Equity method investment	2,000,000	-	(2,000,000)
Note receivable	1,500,000	-	(1,500,000)
Property and equipment, net	28,005	48,005	20,000
Right of use asset	-	34,160	34,160
Prepaid expenses	-	-	-
Intangible - website domains	16,250	16,250	-
Goodwill	-	9,807,361	9,807,361
Total assets	$5,223,404	$13,278,390	$8,054,986

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,253,250	$2,647,533	$394,283	(3)
Customer deposits	15,182	43,366	28,184
Accrued expenses	19,756	172,711	152,955	(4)
Accrued interest	237,703	237,703	-
Payroll and taxes payable, including related party	915,230	915,230	-
Notes payable, current portion, net of discount	5,771,861	4,623,872	(1,147,989)
Convertible notes payable, net of discount	799,575	799,575	-
Derivative liability	-	8,908,686	8,908,686
Lease liability right of use	-	35,656	35,656
Total current liabilities	10,012,557	18,384,332	8,371,775

Notes payable, net of current portion and net of discount	3,365,655	4,587,718	1,222,063

Total liabilities	13,378,212	22,972,050	9,593,838

Mezzanine equity
Series H preferred stock	-	2,000,000	2,000,000

Stockholders’ deficit
Series A preferred stock	182	182	-
Series H preferred stock	488	-	(488)
Series Z preferred stock	-	-	-
Common stock	50,138	50,138	-
Additional paid-in capital	35,437,174	32,914,424	(2,522,750)	(5)(6)
Accumulated deficit	(43,642,790)	(44,398,312)	(755,522)
Total stockholders’ deficit	(8,154,808)	(11,433,568)	(3,278,760)
Non-controlling interest	-	(260,092)	(260,092)
Total liabilities, mezzanine equity and stockholders’ deficit	$5,223,404	$13,278,390	$8,054,986

	Unaudited	Restated	Revisions

Revenues	$1,277,579	$2,138,010	$860,431	(1)
Cost of revenues	596,228	766,558	170,330
Inventory impairment	178,342	178,342	-
Gross profit (loss)	503,009	1,193,110	690,101

Operating expenses
Depreciation	20,606	20,606	-
Advertising and promotion	564,075	594,874	30,799
Payroll expenses	609,288	609,288	-
Professional fees	1,773,680	2,016,439	242,759	(3)
Research and development	27,067	27,066	(1)
General and administrative expenses	870,528	1,592,091	721,563	(4)
Impairment expense	-	249,560	249,560	(2)
Total operating expenses	3,865,244	5,109,924	1,244,680

Loss from operations	(3,362,235)	(3,916,814)	(554,579)

Other (income) and expense
Change in fair value of derivative liability	4,117,085	4,397,706	280,621	(6)
Financing costs and discount amortization	1,452,884	2,957,298	1,504,414	(6)
Interest expenses	1,241,493	1,241,853	360
Default penalty	584,738	584,738	-
Gain from settlement of derivative liability	(5,916,439)	(7,240,799)	(1,324,360)	(6)
Gain on settlement of liabilities	(289,100)	(289,100)	-
Gain on disposition of assets	(423,950)	(423,950)	-
Total other (income) expense	766,711	1,227,746	461,035

Net loss	$(4,128,946)	$(5,144,560)	$(1,015,614)
Net loss attributable to non-controlling interest	-	(260,092)	(260,092)
Net loss attributable to Endexx shareholders	$(4,128,946)	$(4,884,468)	$(755,522)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	503,983,723	503,983,723	503,983,723

	Unaudited	Restated	Revisions

Operating activities
Net loss	$(4,128,946)	$(5,144,560)	$(1,015,614)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Stock-based compensation	455,800	455,800	-
Shares issued for financing costs	430,456	-	(430,456)	(7)
Warrants issued for financing costs	523,238	-	(523,238)	(6)
Depreciation and amortization	20,606	20,606	-
Amortization of debt discount	430,708	1,857,046	1,426,338	(6)
Change in fair value of derivative liability	4,117,085	4,397,706	280,621	(6)
Gain from settlement of liabilities	(289,100)	(289,100)	-
Gain from settlement of derivative liabilities	(5,916,439)	(7,240,799)	(1,324,360)	(6)
Gain on disposition of assets	(423,950)	(423,950)	-
Bad debt expense	-	579,560	579,560
Impairment expense	178,342	427,902	249,560	(2)
Financing costs	69,682	1,100,152	1,030,470	(6)
Default penalty	584,738	584,738	-
Changes in operating assets and liabilities:			-
Accounts receivable	(205,341)	(876,280)	(670,939)	(1)
Inventory	(35,441)	(35,442)	(1)
Prepaid expenses	72,088	(202,251)	(274,339)	(2)
Right of use asset and liability	-	1,496	1,496
Accounts payable	1,232,786	1,125,239	(107,547)	(3)
Customer deposits	(21,523)	6,661	28,184
Accrued expenses	(23,713)	101,429	125,142	(4)
Accrued interest	1,166,432	1,166,432	-
Accrued interest, related party	-	-	-
Payroll and taxes payable, including related party	299,311	299,311	-
Net cash used in operating activities	(1,463,181)	(2,088,304)	(625,123)

Investing activities:
Proceeds from sale of investments in marketable securities	9,500	9,500	-
Issuance of note receivable	(1,500,000)	(1,500,000)	-
Cash received in acquisition	-	916,737	916,737
Net cash used in investing activities	(1,490,500)	(573,763)	916,737

Financing activities:
Proceeds from sale of common stock	-	-	-
Proceeds from convertible notes payable	2,964,853	2,964,853	-
Proceeds from notes payable	333,123	333,123	-
Repayment of note payable	-	-	-
Net cash provided by financing activities	3,297,976	3,297,976	-

Net increase in cash	$344,295	$635,909	$291,614
Cash, beginning of year	20,867	20,867	-
Cash, end of year	$365,162	$656,776	$291,614

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$75,061	$75,061	$75,061

Supplemental schedule of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$222,000	$222,000	$-
Debt discount at origination	$387,333	$387,333	$-
Debt discount from derivative liability	$-	$8,921,808	$8,921,808	(6)
Prepaid expenses from note payable	$60,000	$60,000	$-
Convertible notes, notes payable and interest settled through issuance of notes payable	$7,371,487	$7,371,487	$-
Preferred stock surrendered for equity in subsidiary	$72	$72	$-
Common stock surrendered for equity in subsidiary	$2,061	$2,061	$-
Related party liabilities surrendered for equity in subsidiary	$234,000	$234,000	$-
Discount on convertible notes from warrants and options	$1,511,047	$1,511,047	$-
Assets and liabilities from acquisition	$-	$12,096,450	$12,096,450
Discount on notes from issuances of shares	$-	$430,456	$430,456	(7)
Preferred stock issued for equity method investment	$2,000,000	$-	$(2,000,000)

(1)	–	The consolidation of Hyla US resulted in the elimination of $40,000 in revenues and accounts receivable previously due from Hyla US.
(2)	–	The Company determined certain prepaid expenses were impaired, as detailed in Note 2.
(3)	–	An additional $90,000 in accounts payable were recorded by the Company for professional expenses.
(4)	–	An additional $109,000 in accrued expenses were recorded by the Company for settlement expenses detailed in Note 8.
(5)	–	The Company determined its Series H preferred stock should be presented as mezzanine equity.
(6)	–	The Company properly applied its contract ordering policy, detailed in Note 1, to its equity linked instruments resulting in additional derivative liabilities being recorded for convertible notes payable and warrants issued from October 1, 2021 to August 15, 2022. The warrants issued in connection with debt were previously recorded as financing costs. The additional derivative liabilities resulted in revisions to record additional financing costs, debt discounts and related discount amortization, the change in fair value of derivative liabilities, and the settlement of derivative liabilities detailed in Note 5.
(7)	–	The Company previously recorded shares issued in connection with debt agreements as financing costs, which were subsequently determined to be additional discounts on the underlying debt agreements.

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

ENDEXX Corporation

August 7, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: August 7, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: August 7, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: August 7, 2023
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: August 7, 2023
Irving Minnaker
Director

/s/ Dustin Sullivan	Dated: August 7, 2023
Dustin Sullivan
Director

