Form 10-Q/A
period 2022-12-31
Endexx Corp
filed 2023-08-29
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 506,357,952  shares of common stock as of August 28, 2023

EXPLANATORY NOTE

The registrant is filing this amended Quarterly Report on Form 10-Q to include Note 10 to its consolidated, reviewed financial statements for the fiscal quarters ended December 31, 2022 and December 31, 2021. The previously filed Quarterly Report on Form 10-Q did not consolidate financial statements, but rather accounted for the consideration tendered by the registrant to Hyla UK Holdco Limited in the Hyla US Holdco Limited (“Hyla US”) transaction under the equity method, rather than consolidating the financial statements of Hyla US with the financial statements of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Amended Form 10-Q/A are as follows:

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

3

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2022	2022

Assets

Current assets
Cash	$6,645	$656,776
Accounts receivable, net of allowance of $113,257 and $621,042, respectively	11,837	570,406
Inventory, net of allowance of $1,076,716 and $1,071,469, respectively	730,532	777,912
Prepaid expenses	2,266,522	1,367,100
Total current assets	3,015,536	3,372,194

Investment in marketable securities	420	420
Property and equipment, net of accumulated depreciation of $79,610 and $77,044, respectively	45,439	48,005
Right of use asset	30,038	34,160
Intangible - website domains	16,250	16,250
Goodwill	9,807,361	9,807,361
Total assets	$12,915,044	$13,278,390

Liabilities, Mezzanine Equity and Stockholders’ Deficit

Current liabilities
Accounts payable	$2,592,140	$2,647,533
Customer deposits	105,032	43,366
Accrued expenses	117,599	172,711
Accrued interest	527,740	237,703
Payroll and taxes payable, including related party	929,186	915,230
Notes payable, current portion, net of discount of $2,134 and $4,291, respectively	4,626,028	4,623,872
Convertible notes payable, net of discount of $1,053,096 and $1,474,338, respectively	1,220,817	799,575
Line of credit	883,145	-
Derivative liability	7,821,538	8,908,686
Lease liability right of use	35,656	35,656
Total current liabilities	18,858,881	18,384,332

Notes payable, net of current portion and net of discount of $7,703,704 and $7,925,926, respectively	4,621,708	4,587,718

Total liabilities	23,480,589	22,972,050

Commitments and contingencies (Note 8)

Mezzanine equity
Series H preferred stock, 4,878,049 issued and outstanding, respectively	2,000,000	2,000,000

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 504,095,364 and 501,376,264 issued and outstanding, respectively	50,410	50,138
Additional paid-in capital	33,101,152	32,914,424
Accumulated deficit	(44,995,207)	(44,398,312)
Total stockholders’ deficit	(11,843,463)	(11,433,568)
Non-controlling interest	(722,082)	(260,092)
Total liabilities, mezzanine equity and stockholders’ deficit	$12,915,044	$13,278,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	December 31,
	2022	2021

Revenues	$491,709	$274,591
Cost of revenues	357,842	258,336
Gross profit	133,867	16,255

Operating expenses
Depreciation	2,566	5,100
Advertising and promotion	145,564	323,648
Payroll expenses	82,283	168,086
Professional fees	698,111	686,373
Research and development	3,062	2,351
General and administrative expenses	398,638	254,639
Total operating expenses	1,330,224	1,440,197

Loss from operations	(1,196,357)	(1,423,942)

Other (income) and expense
Change in fair value of derivative liability	(1,087,148)	(427,709)
Financing costs and discount amortization	645,621	523,196
Interest expenses	304,055	242,254
Gain on settlement of liabilities	-	(114,478)
Total other (income) expense	(137,472)	223,263

Net loss	$(1,058,885)	$(1,647,205)
Net loss attributable to non-controlling interest	(461,990)	-
Net loss attributable to Endexx shareholders	$(596,895)	$(1,647,205)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	503,192,336	492,786,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Total

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$-	$(9,987,141)
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	-	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$-	$(10,837,627)

Balances at September 30, 2022	1,824,000	182	-	$-	501,376,264	$50,138	$32,914,424	$(44,398,312)	$(260,092)	$(11,693,660)
Shares issued for settlement of liabilities	-	-	-	-	2,719,100	272	186,728	-	-	187,000
Net loss	-	-	-	-	-	-	-	(596,895)	(461,990)	(1,058,885)
Balances at December 31, 2022	1,824,000	$182	-	$-	504,095,364	$50,410	$33,101,152	$(44,995,207)	$(722,082)	$(12,565,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDEXX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	December 31,
	2022	2021
Operating activities
Net loss	$(1,058,885)	$(1,647,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	300,000
Shares issued for financing costs	-	135,813
Warrants issued for financing costs	-	360,906
Depreciation and amortization	2,566	5,100
Amortization of debt discount	645,621	26,330
Change in fair value of derivative liability	(1,087,148)	(427,709)
Gain from settlement of liabilities	-	(114,478)
Bad debt expense	57,250	-
Impairment expense	5,247	27,913
Financing costs	-	147
Changes in operating assets and liabilities:
Accounts receivable	501,319	(33,459)
Inventory	42,133	(6,394)
Prepaid expenses	(899,422)	15,952
Right of use asset and liability	4,122	-
Accounts payable	47,607	157,262
Customer deposit	61,666	(21,523)
Accrued expenses	28,888	(26,760)
Accrued interest	290,037	218,192
Payroll and taxes payable, primarily related party	13,956	84,002
Net cash used in operating activities	(1,345,043)	(945,911)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from convertible notes payable	-	999,853
Proceeds from notes payable	-	116,980
Proceeds from line of credit	883,145	-
Repayments of notes payable	(188,233)	-
Net cash provided by financing activities	694,912	1,116,833

Net (decrease) increase in cash	$(650,131)	$170,922
Cash, beginning of period	656,776	20,867
Cash, end of period	$6,645	$191,789

Cash paid for income taxes	$-	$-
Cash paid for interest	$202,994	$24,062

Supplemental schedule of non-cash investing and financing activities:
Debt discount at origination	$-	$111,111

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

As of December 31, 2022, we have a working capital deficit of $15,843,345, and an accumulated deficit of $44,995,207. During the year ended September 30, 2022, we had a net loss of $5,144,560 and cash used in operating activities of $2,088,304. During the three months ended December 31, 2022, we had a net loss of $1,058,885 and cash used in operating activities of $1,345,043. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of December 31, 2022 and September 30, 2022. The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. The Company’s cash balances may at times be in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

Prepaid Expenses

The Company considers all items incurred for future products and services to be prepaid expenses. At December 31, 2022 and September 30, 2022, the Company had prepaid expenses totaling $2,266,522 and $1,367,100, respectively, which primarily consisted of prepayments for inventory purchases.

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

The following table presents the Company’s revenues disaggregated by customer type for the periods ended December 31, 2022 and 2021:

	2022	2021
Wholesale	$433,038	$261,398
Retail	58,671	13,193
	$491,709	$274,591

The following table presents the Company’s revenues disaggregated by location for the periods ended December 31, 2022 and 2021:

	2022	2021
USA	48%	100%
Russia	32%	*
Georgia	14%	*
Switzerland	6%	*

* = Less than 10%

The following table presents the Company’s revenues from significant customers for the periods ended December 31, 2022 and 2021:

	2022	2021
Customer A	32%	*
Customer B	31%	*
Customer C	14%	*

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of December 31, 2022 and September 30, 2022:

December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	7,821,538	7,821,538

September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,908,686	8,908,686

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

During August 2022, the Company issued a note agreement containing provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, any issuances of equity linked instruments subsequent to August 31, 2022, will result in derivative liabilities.

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

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the promissory note based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.044; a risk-free interest rate of 3.88%; expected volatility of the Company’s common stock of 276%; estimated exercise price of $0.045; and term of approximately nine years.

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - September 30, 2022	$8,908,686
Change in fair value	(1,087,148)
Balance - December 31, 2022	$7,821,538

Balance - September 30, 2021	$1,799,354
Change in fair value	(427,709)
Balance - December 31, 2021	$1,371,645

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense were $145,564 and $323,648 for the periods ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Raw materials and packaging components	$241,815	$249,043
Finished goods	1,397,010	1,427,017
Consigned goods	72,237	77,135
Apparel	96,186	96,186
Less obsolescence allowance	(1,076,716)	(1,071,469)
	$730,532	$777,912

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Machinery and equipment	$86,264	$86,264
Computer/office equipment	38,785	38,785
	125,049	125,049
Less accumulated depreciation	(79,610)	(77,044)
	$45,439	$48,005

5. Debt

Line of credit

On November 29, 2022, the Company entered into a 9% agreement for the purchase of inventory with a total capacity of $886,469. At December 31, 2022, the outstanding balance totaled $883,145.

Notes payable

The Company’s notes payable as of December 31, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$527,239	$-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,460,989	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,278,437	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	*	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	**	10%	85,594	2,134
Noteholder C	8/15/2022	2/15/2024		6.667%	1,844,716	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	282,720	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,238,164	-
Noteholder I	6/17/2020	6/17/2050		4%	159,269	-
Noteholder J	8/15/2022	2/15/2024		6.667%	624,614	-
Noteholder K	8/28/2021	9/1/2022	*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	*	15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	8,000,000	7,703,704
					$16,953,575	$7,705,838

*	In default at December 31, 2022
**	In default subsequent to December 31, 2022

The Company’s notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022		15%	50,000	-
Noteholder C	4/1/2022	4/1/2023		10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024		6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050		4%	160,000	-
Noteholder J	8/15/2022	2/15/2024		6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022		15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	8,000,000	7,925,926
					$17,141,807	$7,930,217

*	In default at September 30, 2022

At December 31, 2022 and September 30, 2022, accrued interest related to notes payable totaled $412,475 and $191,437, respectively.

Convertible notes payable

The Company’s convertible notes payable as of December 31, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023		12%	$0.0245/share	1,451,087	715,854
Noteholder D	8/23/2022	8/23/2023		12%	$0.0245/share	722,826	337,242
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$1,053,096

*	In default at December 31, 2022

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023		12%	$0.0245/share	1,451,087	1,002,198
Noteholder D	8/23/2022	8/23/2023		12%	$0.0245/share	722,826	472,140
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$1,474,338

*	In default at September 30, 2022

At December 31, 2022 and September 30, 2022, accrued interest related to convertible notes payable totaled $115,265 and $46,266, respectively.

Future maturities

Future maturities of the Company’s debt as of December 31, 2022 are as follows:

September 30, 2023	$6,714,575
September 30, 2024	4,360,144
September 30, 2025	3,400
September 30, 2026	3,500
September 30, 2027	3,600
Thereafter	8,142,269
$19,227,488

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	December 31,	September 30,
	2022	2022
Accrued payroll - Officer	$-	$-
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	801,081	787,125
	$929,186	$915,230

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

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of December 31, 2022 and September 30, 2022, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049, respectively.

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

Warrants

A summary of the status of the Company’s warrant grants as of December 31, 2022 and the changes during the three months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	88,918,645	$0.03	4.9 years
Outstanding and Exercisable at December 31, 2022	88,918,645	$0.03	4.6 years

Options

A summary of the status of the Company’s option grants as of December 31, 2022 and the changes during the three months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	22,500,000	$0.01	0.9 years
Outstanding and Exercisable at December 31, 2022	22,500,000	$0.01	0.6 years

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

9. Related Party Transactions

Black Mountain Botanical

During the period ended December 31, 2022, Black Mountain Botanical (BMB), an entity owned by the wife of Mr. Davis, received $22,000 for procurement, payment and pricing services.

10. Restatement

On February 22, 2023, the Company filed unaudited financial statements which contained a variety of errors. As part of the unaudited filing, the Company recorded a $2,000,000 equity method investment in Hyla US and did not include an $8,000,000 self-financing note payable or its related derivative liability. Management subsequently determined that the Company was both the legal and accounting acquirer of Hyla US and applied purchase accounting to the assets and liabilities of Hyla US and included the activity of Hyla US in the consolidated financial statements. The consolidation of Hyla US, and related transactions, were the primary driver of revisions in balances.

Revisions outside of the consolidation of Hyla balances and activities which caused variances in reported activity are expanded upon below.

	Original	Restated	Revisions

Assets
Current assets
Cash	$5,642	$6,645	$1,003
Accounts receivable, net	115,014	11,837	(103,177	)(1)
Inventory, net	730,532	730,532	-
Prepaid expenses	264,560	2,266,522	2,001,962
Total current assets	1,115,748	3,015,536	1,899,788

Investment in marketable securities	420	420	-
Equity method investment	2,000,000	-	(2,000,000)
Note receivable	1,500,000	-	(1,500,000)
Property and equipment, net	25,439	45,439	20,000
Right of use asset	-	30,038	30,038
Prepaid expenses	-	-	-
Intangible - website domains	16,250	16,250	-
Goodwill	-	9,807,361	9,807,361
Total assets	$4,657,857	$12,915,044	$8,257,187

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,249,382	$2,592,140	$342,758
Customer deposits	15,182	105,032	89,850
Accrued expenses	19,756	117,599	97,843
Accrued interest	317,703	527,740	210,037
Payroll and taxes payable, including related party	929,186	929,186	-
Notes payable, current portion, net of discount	5,978,942	4,626,028	(1,352,914)
Convertible notes payable, net of discount	1,220,817	1,220,817	-
Line of credit	-	883,145	883,145
Derivative liability	-	7,821,538	7,821,538
Lease liability right of use	-	35,656	35,656
Total current liabilities	10,730,968	18,858,881	8,127,913

Notes payable, net of current portion and net of discount	3,160,000	4,621,708	1,461,708

Total liabilities	13,890,968	23,480,589	9,589,621

Mezzanine equity
Series H preferred stock	-	2,000,000	2,000,000	(2)

Stockholders’ deficit
Series A preferred stock	182	182	-
Series H preferred stock	488	-	(488)
Series Z preferred stock	-	-	-
Common stock	50,410	50,410	-
Additional paid-in capital	35,605,486	33,101,152	(2,504,334	)(2)
Accumulated deficit	(44,889,677)	(44,995,207)	(105,530)
Total stockholders’ deficit	(9,233,111)	(11,843,463)	(2,610,352)
Non-controlling interest	-	(722,082)	(722,082)
Total liabilities, mezzanine equity and stockholders’ deficit	$4,657,857	$12,915,044	$8,257,187

	Original	Restated	Revisions

Revenues	$320,369	$491,709	$171,340 (1)
Cost of revenues	72,799	357,842	285,043
Inventory impairment	5,247	-	(5,247)
Gross profit (loss)	242,323	133,867	(108,456)

Operating expenses
Depreciation	2,566	2,566	-
Advertising and promotion	93,945	145,564	51,619
Payroll expenses	82,283	82,283	-
Professional fees	329,068	698,111	369,043
Research and development	3,062	3,062	-
General and administrative expenses	209,893	398,638	188,745
Total operating expenses	720,817	1,330,224	609,407

Loss from operations	(478,494)	(1,196,357)	(717,863)

Other (income) and expense
Change in fair value of derivative liability	-	(1,087,148)	(1,087,148)
Financing costs and discount amortization	423,399	645,621	222,222
Interest expenses	282,994	304,055	21,061
Loss on settlement of liabilities	62,000	-	(62,000)
Total other (income) expense	768,393	(137,472)	(905,865)

Net loss	$(1,246,887)	$(1,058,885)	$188,002
Net loss attributable to non-controlling interest	-	(461,990)	(461,990)
Net loss attributable to Endexx shareholders	$(1,246,887)	$(596,895)	$649,992

Net loss per share - basic	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic	502,735,814	503,192,336	503,192,336

	Original	Restated	Revisions

Operating activities
Net loss	$(1,246,887)	$(1,058,885)	$188,002
Adjustments to reconcile net loss to net cash used in operating activities:			-
Stock-based compensation	106,584	-	(106,584)
Shares issued for settlement	62,000	-	(62,000)
Shares issued for financing costs	-	-	-
Warrants issued for financing costs	-	-	-
Depreciation and amortization	2,566	2,566	-
Amortization of debt discount	423,399	645,621	222,222
Change in fair value of derivative liability	-	(1,087,148)	(1,087,148)
Gain from settlement of liabilities	-	-	-
Gain from settlement of derivative liabilities	-	-	-
Gain on disposition of assets	-	-	-
Bad debt expense	-	57,250	57,250
Impairment expense	5,247	5,247	-
Financing costs	-	-	-
Default penalty	-	-	-
Changes in operating assets and liabilities:			-
Accounts receivable	141,082	501,319	360,237
Inventory	42,132	42,133	1
Prepaid expenses	15,000	(899,422)	(914,422)
Right of use asset and liability	-	4,122	4,122
Accounts payable	(3,868)	47,607	51,475
Customer deposits	-	61,666	61,666
Accrued expenses	-	28,888	28,888
Accrued interest	80,000	290,037	210,037
Payroll and taxes payable, including related party	13,956	13,956	-
Net cash used in operating activities	(358,789)	(1,345,043)	(986,254)

Investing activities:
Net cash used in investing activities	-	-	-

Financing activities:
Proceeds from sale of common stock	-	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from notes payable	-	-	-
Proceeds from line of credit	-	883,145	883,145
Repayment of note payable	(731)	(188,233)	(187,502)
Net cash provided by financing activities	(731)	694,912	695,643

Net increase in cash	$(359,520)	$(650,131)	$(290,611)
Cash, beginning of period	365,162	656,776	291,614
Cash, end of period	$5,642	$6,645	$1,003

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$202,994	$202,994	$-

(1)	–	The consolidation of Hyla US also resulted in the elimination of revenues and accounts receivable previously due from Hyla US.
(2)	–	The Company determined its Series H preferred stock should be presented as mezzanine equity.

11. Subsequent Events

During January 2023, the Company issued 1,200,000 shares of common stock valued at approximately $55,000 as part of a consulting agreement.

During January 2023, the Company entered into a 2% note payable agreement totaling $146,500 due at maturity on March 7, 2023.

During January 2023, the Company entered into an 8% note payable agreement totaling $81,000 due at maturity on June 7, 2023.

During March 2023, the Company entered into an 8% inventory financing facility totaling $1,000,000 for the purchase of inventory. $500,000 is due on June 11, 2023, with the remaining balance and accrued interest due at maturity on July 11, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Amended Quarterly Report on Form 10-Q/A, as well as our Annual Report on Form 10-K for our fiscal year ended September 30, 2022 (the “Form 10-K”).

Note about Forward-Looking Statements

This Amended Quarterly Report on Form 10-Q/A includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website: www.endexx.com or any other websites referenced in this Amended Quarterly Report are not part of this Amended Quarterly Report.

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Revenues

Revenues for the three months ended December 31, 2022 were $491,709, as compared to $274,591 for the three months ended December 31, 2021, a $217,118 (79%) increase. The increase in revenue is attributable to additional revenues realized from Hyla, which was the subject of the transactions contemplated by our Control Acquisition Agreement, that closed effective August 29, 2022 (the “Hyla Transaction”). The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit (Loss)

Gross profit (loss) for the three months ended December 31, 2022 was a profit of 133,867, as compared to a gross profit of $16,255 for the three months ended December 31, 2021. This $117,612 (724%) improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the three months ended December 31, 2022, were $1,330,224, as compared to $1,440,197 for the three months ended December 31, 2021, a decrease of $109,973. The decrease in operating expenses over the prior period can be attributed to lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses, partially offset by increased general and administrative expenses.

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

Other (Income) and Expenses

Other income for the three months ended December 31, 2022 were $137,472, as compared to other expenses of $223,263 for the three months ended December 31, 2021, a $360,735 improvement. The improvement in other income resulted from significant decrease in the change in fair value of derivative liability offset by increases in financing costs and discount amortization and increases int interest expenses,.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2022 was $1,196,357, as compared to loss from operations of $1,423,942 for the three months ended December 31, 2021, an improvement in net loss from operations of $227,585. The improvement in loss from operations was the result of an increase in gross revenues, lower costs of revenues and reduced operating expenses.

Total net loss for the three months ended December 31, 2022 was $1,058,885, including $461,990 net loss attributable to non-controlling interest and $596,895 net loss directly attributable to the Company. This compares to a total net loss of $1,647,205 for the three months ended December 31, 2021, fully attributable to the Company. This improvement of $1,050,310 in total net loss attributable to the Company is attributable to improved revenues, lower cost of revenues, lower operating expenses and improved other income.

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

Liquidity and Capital Resources – Three months ended December 31, 2022

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of December 31, 2022, we had a stockholders’ deficit of $11,843,463, a working capital deficit of $15,843,345, an accumulated deficit of $44,995,207 and incurred a net loss of $1,0558,885 in the three months ended December 31, 2022. Additionally, we utilized $1,345,043 in cash for operations and utilized $0 in cash for investing activities during the three months ended December 31, 2022, while we received $694,912 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of December 31, 2022, we had a cash position of $6,645. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the three months ended December 31, 2022, our cash used in operating activities amounted to an outflow of $1,345,043, compared to cash used during the three months ended December 31, 2021 of $945,911. The $399,132 increase in cash used in our operating activities is due to changes in the fair value of derivative liabilities, decreases in pre-paid expenses, partially offset by increases in accounts receivable.

Cash Flow – Financing Activities

For the three months ended December 31, 2022, our cash provided by financing activities amounted to $694,912, which includes $0 in proceeds received from the sale of our Common Stock, $0 in proceeds from the issuance of convertible notes, $0 in proceeds from the issuance of notes payable and $883,145 in proceeds from lines of credit, offset by $188,233 repayment of notes payable.

For the three months ended December 31, 2021, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the sale of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $116,980 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the three months ended December 31, 2022 and 2021 was $0 and $0, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include vapes, CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years. As of December 31, 2022, we had approximately $730,532 of product in inventory, which was a decrease of approximately $47,380, compared to approximately $777,912 at September 30, 2022. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the three months ended December 31, 2022 and 2022, we recognized stock-based compensation expense of approximately $0, and $300,000 respectively.

Off Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

We granted the following warrants exercisable for shares of our Common Stock in the three months ended December 31, 2022:

None.

We granted the following shares of Common Stock as payment for services rendered to the Company in the three months ended December 31, 2022:

In November 2022, the Company issued 1,719,100 shares of common stock as payment for a September 2022 invoice for consulting services totaling $103,000.

Date	Shares	Expense
11/15/2022	1,719,100	$106,584

We issued the following shares of Common Stock as part of settlement agreements in the three months ended December 31, 2022:

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

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Amended Quarterly Report.

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

@- Filed as exhibits with equivalent exhibit numbers to our amended Annual Report on Form 10-K for our fiscal year ended September 30, 2022, filed with the Commission on August 7, 2023, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

August 28, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: August 28, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: August 28, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: August 28, 2023
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: August 28, 2023
Irving Minnaker
Director
/s/ Dustin Sullivan	Dated: August 28, 2023
Dustin Sullivan
Director

