Form 10-Q/A
period 2023-03-31
Endexx Corp
filed 2023-09-19
CIK 1109486

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 506,357,952 shares of common stock as of September 18, 2023

EXPLANATORY NOTE

The registrant is filing this amended Quarterly Report on Form 10-Q to include Note 10 to its consolidated, reviewed financial statements for its fiscal quarter ended March 31, 2023 for the correction of material errors. Prior to the filing of the original Quarterly Report (the “Original March 10-Q”) for such period, the registrant filed its Annual Report on Form 10-K for its fiscal year ended September 30, 2022 (the “Original 10-K”), and its Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 2022 (the “Original December 10-Q”), on an unconsolidated basis, accounting for the consideration tendered by the registrant to Hyla UK Holdco Limited in the Hyla US Holdco Limited (“Hyla US”) transaction under the equity method. Subsequent to the filing of the Original March 10-Q, the registrant filed an amendment to the Original 10-K and an amendment to the Original December 10-Q, which presented the financial statements of Hyla US and the registrant on a consolidated basis. Accordingly, the March 10-Q contained certain material errors that are being corrected herein.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Amended Form 10-Q/A are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and September 30, 2022 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit for the six months ended March 31, 2023 and 2022 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

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

3

ENDEXX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND SEPTEMBER 30, 2022

	March 31,	September 30,
	2023	2022

Assets
Current assets
Cash	$155,013	$656,776
Accounts receivable, net of allowance of $113,257 and $621,042, respectively	790,569	570,406
Inventory, net of allowance of $1,124,646 and $1,071,469, respectively	644,971	777,912
Prepaid expenses	1,194,967	1,367,100
Total current assets	2,785,520	3,372,194

Investment in marketable securities	420	420
Property and equipment, net of accumulated depreciation of $81,976 and $77,044, respectively	43,073	48,005
Right of use asset	30,038	34,160
Intangible - website domains	16,250	16,250
Goodwill	9,807,361	9,807,361
Total assets	$12,682,662	$13,278,390

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,087,123	$2,647,533
Customer deposits	112,970	43,366
Accrued expenses	122,597	172,711
Accrued interest	775,394	237,703
Payroll and taxes payable, including related party	944,607	915,230
Notes payable, current portion, net of discount of $-0- and $4,291, respectively	4,705,663	4,623,872
Convertible notes payable, net of discount of $631,854 and $1,474,338, respectively	1,642,059	799,575
Line of credit	1,000,000	-
Derivative liability	7,938,166	8,908,686
Lease liability right of use	35,656	35,656
Total current liabilities	20,364,235	18,384,332

Notes payable, net of current portion and net of discount of $7,481,482 and $7,925,926, respectively	4,294,232	4,587,718

Total liabilities	24,658,467	22,972,050

Commitments and contingencies (Note 8)

Temporary equity
Series H preferred stock, 4,878,049 issued and outstanding, respectively	2,000,000	2,000,000

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 505,295,364 and 501,376,264 issued and outstanding, respectively	50,530	50,138
Additional paid-in capital	33,216,565	32,914,424
Accumulated deficit	(46,423,121)	(44,398,312)
Total stockholders’ deficit – Endexx Corporation	(13,155,844)	(11,433,568)
Non-controlling interest	(819,961)	(260,092)
Total liabilities, temporary equity and stockholders’ deficit	$12,682,662	$13,278,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$2,834,378	$254,686	$3,326,087	$529,277
Cost of revenues	2,440,187	78,956	2,798,029	337,292
Gross profit	394,191	175,730	528,058	191,985

Operating expenses
Depreciation	2,366	5,100	4,932	10,200
Advertising and promotion	109,292	26,293	254,856	349,944
Payroll expenses	87,786	150,281	170,069	318,367
Professional fees	307,402	350,958	1,005,513	1,037,331
Research and development	1,487	16,586	4,549	18,937
General and administrative expenses	302,867	202,459	701,505	457,098
Total operating expenses	811,200	751,677	2,141,424	2,191,877

Loss from operations	(417,009)	(575,947)	(1,613,366)	(1,999,892)

Other (income) and expense
Change in fair value of derivative liability	177,161	2,047,894	(909,987)	1,620,185
Financing costs and discount amortization	660,598	27,397	1,306,219	550,593
Interest expenses	271,025	236,123	575,080	478,377
Gain on settlement of liabilities	-	(108,270)	-	(222,748)
Total other (income) expense	1,108,784	2,203,144	971,312	2,426,407

Net loss	$(1,525,793)	$(2,779,091)	$(2,584,678)	$(4,426,299)
Net loss attributable to non-controlling interest	(97,879)	-	(559,869)	-
Net loss attributable to Endexx shareholders	$(1,427,914)	$(2,779,091)	$(2,024,809)	$(4,426,299)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	504,095,364	495,086,738	503,638,888	493,923,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock - Series A		Preferred Stock - Series Z		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$-	$(9,987,141)
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	-	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$-	$(10,837,627)
Net loss	-	-	-	-	-	-	-	(2,779,091)	-	(2,779,091)
Balances at March 31, 2022	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(43,940,140)	$-	$(13,616,718)

Balances at September 30, 2022	1,824,000	$182	-	$-	501,376,264	$50,138	$32,914,424	$(44,398,312)	$(260,092)	$(11,693,660)
Shares issued for settlement of accounts payable	-	-	-	-	1,719,100	172	102,828	-	-	103,000
Shares issued for settlement of accrued expenses	-	-	-	-	1,000,000	100	83,900	-	-	84,000
Net loss	-	-	-	-	-	-	-	(596,895)	(461,990)	(1,058,885)
Balances at December 31, 2022	1,824,000	$182	-	$-	504,095,364	$50,410	$33,101,152	$(44,995,207)	$(722,082)	$(12,565,545)
Settlement of derivative liability	-	-	-	-	-	-	60,533	-	-	60,533
Shares issued for services	-	-	-	-	1,200,000	120	54,880	-	-	55,000
Net loss	-	-	-	-	-	-	-	(1,427,914)	(97,879)	(1,525,793)
Balances at March 31, 2023	1,824,000	$182	-	$-	505,295,364	$50,530	$33,216,565	$(46,423,171)	$(819,961)	$(13,975,805)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	For the six months ended
	March 31,
	2023	2022
Operating activities
Net loss	$(2,584,678)	$(4,426,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,000	300,000
Shares issued for financing costs	-	135,813
Warrants issued for financing costs	-	360,906
Depreciation and amortization	4,932	10,200
Amortization of debt discount	1,291,219	53,727
Change in fair value of derivative liability	(909,987)	1,620,185
Gain from settlement of liabilities	-	(222,748)
Bad debt expense	57,250	-
Impairment expense	53,177	27,913
Financing costs	-	147
Changes in operating assets and liabilities:
Accounts receivable	(277,413)	(7,389)
Inventory	79,764	(59,214)
Prepaid expenses	172,133	15,952
Right of use asset and liability	4,122	-
Accounts payable	542,590	519,603
Customer deposits	69,604	(21,523)
Accrued expenses	33,886	(26,744)
Accrued interest	537,691	434,574
Payroll and taxes payable, including related party	29,377	164,277
Net cash used in operating activities	(841,333)	(1,120,620)

Investing activities:
Proceeds from sale of investments in marketable securities	-	9,500
Net cash provided by investing activities	-	9,500

Financing activities:
Proceeds from convertible notes payable	-	999,853
Proceeds from notes payable	227,500	116,980
Proceeds from line of credit	1,000,000	-
Repayment of note payable	(887,930)	-
Net cash provided by financing activities	339,570	1,116,833

Net increase (decrease) in cash	$(501,763)	$5,713
Cash, beginning of period	656,776	20,867
Cash, end of period	$155,013	$26,580

Cash paid for income taxes	$-	$-
Cash paid for interest	$37,389	$43,803

Supplemental schedule of non-cash investing and financing activities:
Settlement of derivative liability	$60,533	$-
Debt discount at origination	$-	$111,111

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

As of March 31, 2023, we have a working capital deficit of $17,578,715, and an accumulated deficit of $46,423,121. During the year ended September 30, 2022, we had a net loss of $5,144,560 and cash used in operating activities of $2,088,304. During the six months ended March 31, 2023, we had a net loss of $2,584,678 and cash used in operating activities of $841,333. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prepaid Expenses

The Company considers all items incurred for future products and services to be prepaid expenses. At March 31, 2023 and September 30, 2022, the Company had prepaid expenses totaling $1,194,967 and $1,367,100, respectively, which primarily consisted of prepayments for wholesale inventory purchases, which are shipped directly from the vendor to our customers when fulfilled.

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

Revenue Recognition

Revenue is recognized from the sale of hemp products when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of hemp products) is satisfied upon the shipment of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return after 30 days from the date of purchase. Wholesale products are primarily drop-shipped directly from our vendors to our customers. Revenue is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

The following table presents the Company’s revenues disaggregated by customer type for the periods ended March 31, 2023 and 2022:

	2023	2022
Wholesale	$3,227,563	$438,339
Retail	98,524	90,938
	$3,326,087	$529,277

The following table presents the Company’s revenues disaggregated by location for the periods ended March 31, 2023 and 2022:

	2023	2022
USA	18%	100%
Russia	11%	*
Italy	68%	*

* = Less than 10%

The following table presents the Company’s revenues from significant customers for the periods ended March 31, 2023 and 2022:

	2023	2022
Customer A	68%	*
Customer B	11%	*

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of March 31, 2023 and September 30, 2022:

March 31, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	7,938,166	7,938,166

September 30, 2022

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,908,686	8,908,686

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

At March 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the promissory note based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.041; a risk-free interest rate of 3.48%; expected volatility of the Company’s common stock of 268%; estimated exercise price of $0.041; and term of approximately nine years.

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - September 30, 2022	$8,908,686
Settlements	(60,533)
Change in fair value	(909,987)
Balance – March 31, 2023	$7,938,166

Balance - September 30, 2021	$1,799,354
Change in fair value	1,620,185
Balance – March 31, 2022	$3,419,539

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expenses were $254,856 and $349,944 for the periods ended March 31, 2023 and 2022, respectively.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of March 31, 2023, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Raw materials and packaging components	$244,383	$249,043
Finished goods	1,350,048	1,427,017
Consigned goods	79,000	77,135
Apparel	96,186	96,186
Less obsolescence allowance	(1,124,646)	(1,071,469)
	$644,971	$777,912

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Machinery and equipment	$86,264	$86,264
Computer/office equipment	38,785	38,785
	125,049	125,049
Less accumulated depreciation	(81,976)	(77,044)
	$43,073	$48,005

5. Debt

Line of credit

On November 29, 2022, the Company entered into a 9% agreement for the purchase of inventory with a total capacity of $886,469. During March 2023, the Company replaced the November 29, 2022 agreement with an 8% inventory financing facility totaling $1,000,000 for the purchase of inventory. $500,000 is due on June 11, 2023, with the remaining balance and accrued interest due at maturity on July 11, 2023.

Notes payable

The Company’s notes payable as of March 31, 2023, are summarized as follows:

					Balances - March 31, 2023
Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$492,090	$-
Noteholder A1	1/31/2023	3/7/2023	*	2%	49,913	-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,363,589	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,126,541	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022	*	15%	50,000	-
Noteholder C	4/1/2022	4/1/2023	**	10%	85,594	-
Noteholder C	8/15/2022	2/15/2024		6.667%	1,762,881	-
Noteholder C	1/31/2023	6/7/2023		8%	27,587	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	267,120	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,173,164	-
Noteholder I	6/17/2020	6/17/2050		4%	157,076	-
Noteholder J	8/15/2022	2/15/2024		6.667%	583,989	-
Noteholder K	8/28/2021	9/1/2022	*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022	*	15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	7,940,000	7,481,482
					$16,481,377	$7,481,482

*	In default at March 31, 2023
**	In default subsequent to March 31, 2023

The Company’s notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022		15%	50,000	-
Noteholder C	4/1/2022	4/1/2023		10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024		6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050		4%	160,000	-
Noteholder J	8/15/2022	2/15/2024		6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022		15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	8,000,000	7,925,926
					$17,141,807	$7,930,217

*	In default at September 30, 2022

At March 31, 2023 and September 30, 2022, accrued interest related to notes payable totaled $620,695 and $191,437, respectively.

Convertible notes payable

The Company’s convertible notes payable as of March 31, 2023, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023	**	12%	$0.0245/share	1,451,087	429,510
Noteholder D	8/23/2022	8/23/2023	**	12%	$0.0245/share	722,826	202,344
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$631,854

*	In default at March 31, 2023
**	In default subsequent to March 31, 2023

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023		12%	$0.0245/share	1,451,087	1,002,198
Noteholder D	8/23/2022	8/23/2023		12%	$0.0245/share	722,826	472,140
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$1,474,338

*	In default at September 30, 2022

At March 31, 2023 and September 30, 2022, accrued interest related to convertible notes payable totaled $126,011 and $46,266, respectively.

Future maturities

Future maturities of the Company’s debt as of March 31, 2023 are as follows:

September 30, 2023	$7,301,646
September 30, 2024	4,360,144
September 30, 2025	3,400
September 30, 2026	3,500
September 30, 2027	3,600
Thereafter	8,083,000
$19,755,290

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	March 31,	September 30,
	2023	2022
Accrued payroll - Officer	$-	$-
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	816,502	787,125
	$944,607	$915,230

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of March 31, 2023 and September 30, 2022, the Company’s issued and outstanding common stock totaled 505,295,364 and 501,376,264, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. As of March 31, 2023 and September 30, 2022, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of March 31, 2023 and September 30, 2022, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049, respectively.

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

Warrants

A summary of the status of the Company’s warrant grants as of March 31, 2023 and the changes during the three months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	88,918,645	$0.03	4.9 years
Outstanding and Exercisable at March 31, 2023	88,918,645	$0.03	4.4 years

Options

A summary of the status of the Company’s option grants as of March 31, 2023 and the changes during the three months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	22,500,000	$0.01	0.9 years
Outstanding and Exercisable at March 31, 2023	22,500,000	$0.01	0.4 years

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

9. Related Party Transactions

Black Mountain Botanical

During the period ended March 31, 2023, Black Mountain Botanical (BMB), an entity owned by the wife of Mr. Davis, received $22,000 for procurement, payment and pricing services.

10. Restatement

On May 22, 2023, the Company filed unaudited financial statements which contained material errors which are expanded upon below.

	Original	Restated	Revisions

Assets
Current assets
Cash	$154,812	$155,013	$201
Accounts receivable, net	425,345	790,569	365,224	(1)
Inventory, net	644,971	644,971	-
Prepaid expenses	1,760,967	1,194,967	(566,000	)(2)
Total current assets	2,986,095	2,785,520	(200,575)

Investment in marketable securities	420	420	-
Property and equipment, net	43,073	43,073	-
Right of use asset	30,038	30,038	-
Intangible - website domains	16,250	16,250	-
Goodwill	9,807,361	9,807,361	-
Total assets	$12,883,237	$12,682,662	$(200,575)

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,051,687	$3,087,123	$35,436
Customer deposits	122,970	112,970	(10,000)
Accrued expenses	122,597	122,597	-
Accrued interest	746,706	775,394	28,688
Payroll and taxes payable, including related party	944,607	944,607	-
Notes payable, current portion, net of discount	4,705,663	4,705,663	-
Convertible notes payable, net of discount	1,642,059	1,642,059	-
Line of credit	1,000,000	1,000,000	-
Derivative liability	7,998,699	7,938,166	(60,533	)(4)
Lease liability right of use	35,656	35,656	-
Total current liabilities	20,370,644	20,364,235	(6,409)

Notes payable, net of current portion and net of discount	4,354,232	4,294,232	(60,000	)(4)

Total liabilities	24,724,876	24,658,467	(66,409)

Temporary equity
Series H preferred stock	2,000,000	2,000,000	-

Stockholders’ deficit
Series A preferred stock	182	182	-
Common stock	50,410	50,530	120
Additional paid-in capital	33,101,152	33,216,565	115,413	(3)
Accumulated deficit	(46,208,070)	(46,423,121)	(215,051)
Total stockholders’ deficit	(13,056,326)	(13,155,844)	(99,518)
Non-controlling interest	(785,313)	(819,961)	(34,648)
Total liabilities, temporary equity and stockholders’ deficit	$12,883,237	$12,682,662	$(200,575)

	Original	Restated	Revisions

Revenues	$2,949,063	$3,326,087	$377,024 (1)
Cost of revenues	2,223,613	2,798,029	574,416 (2)
Gross profit (loss)	725,450	528,058	(197,392)

Operating expenses
Depreciation	4,932	4,932	-
Advertising and promotion	254,856	254,856	-
Payroll expenses	170,069	170,069	-
Professional fees	950,196	1,005,513	55,317
Research and development	4,549	4,549	-
General and administrative expenses	671,941	701,505	29,564
Total operating expenses	2,056,543	2,141,424	84,881

Loss from operations	(1,331,093)	(1,613,366)	(282,273)

Other (income) and expense
Change in fair value of derivative liability	(909,987)	(909,987)	-
Financing costs and discount amortization	1,306,219	1,306,219	-
Interest expenses	546,392	575,080	28,688
Total other (income) expense	942,624	971,312	28,688

Net loss	$(2,273,717)	$(2,584,678)	$(310,961)
Net loss attributable to non-controlling interest	(463,959)	(559,869)	(95,910)
Net loss attributable to Endexx shareholders	$(1,809,758)	$(2,024,809)	$(215,051)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	503,638,888	503,638,888	503,638,888

	Original	Restated	Revisions

Operating activities
Net loss	$(2,273,717)	$(2,584,678)	$(310,961	)(1)(2)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Stock-based compensation	-	55,000	55,000	(3)
Depreciation and amortization	4,932	4,932	-
Amortization of debt discount	1,291,219	1,291,219	-
Change in fair value of derivative liability	(909,987)	(909,987)	-
Bad debt expense	57,250	57,250	-
Impairment expense	53,177	53,177	-
Changes in operating assets and liabilities:			-
Accounts receivable	87,811	(277,413)	(365,224	)(1)
Inventory	79,764	79,764	-
Prepaid expenses	(393,867)	172,133	566,000	(2)
Right of use asset and liability	4,122	4,122	-
Accounts payable	507,154	542,590	35,436
Customer deposits	79,604	69,604	(10,000)
Accrued expenses	33,886	33,886	-
Accrued interest	509,003	537,691	28,688
Payroll and taxes payable, including related party	29,377	29,377	-
Net cash used in operating activities	(840,272)	(841,333)	(1,061)

Investing activities:
Net cash used in investing activities	-	-	-

Financing activities:
Proceeds from notes payable	227,500	227,500	-
Proceeds from line of credit	1,000,000	1,000,000	-
Repayment of note payable	(827,930)	(887,930)	(60,000	)(4)
Distribution from subsidiary to non-controlling interest	(61,262)	-	61,262	(4)
Net cash provided by financing activities	338,308	339,570	1,262

Net increase in cash	$(501,964)	$(501,763)	$201
Cash, beginning of period	656,776	656,776	-
Cash, end of period	$154,812	$155,013	$201

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$37,389	$37,389	$-

(1)	The Company recognized revenues for items which shipped during the period.
(2)	The Company recorded cost of revenues from the recognition of the revenues, all of which were previously included in prepaid expenses. Additionally, the Company noted balances in prepaid expenses for additional items which had been shipped during the period.
(3)	The Company recorded additional stock-based compensation for shares issued during the period.
(4)	The Company reclassified a payment to Hyla UK from distributions to a payment on the Hyla UK note payable. As a result of the payment, there was an additional settlement of the related derivative liability.

11. Subsequent Events

During May 2023, the Company entered into a promissory note agreement totaling $111,000. The note, which matures in May 2024, bears interest at 18% and requires monthly interest payments.

During June 2023, the Company entered into a promissory note agreement totaling $111,000. The note, which matures in June 2024, bears interest at 18% and requires monthly interest payments.

During June 2023, the Company entered into a promissory note agreement totaling $150,000. The note, which matures in December 2023, bears interest at 18% and requires monthly interest payments.

During September 2023, the Company entered into two promissory note agreements totaling $185,000. The notes, which mature in September 2024, bear interest at 18% and require monthly interest payments.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $2,834,378, as compared to $254,686 for the three months ended March 31, 2022, a $2,579,692 (1,013%) increase. The increase in revenue is attributable to additional revenues realized from Hyla, which was the subject of the transactions contemplated by our Control Acquisition Agreement, that closed effective August 29, 2022 (the “Hyla Transaction”). The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the three months ended March 31, 2023 was a profit of $394,191, as compared to a gross profit of $175,730 for the three months ended March 31, 2022. This $218,461 improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, were $811,200, as compared to $751,677 for the three months ended March 31, 2022, an increase of $59,523. This increase in operating expenses over the prior period can be attributed to increased General and Administrative Expenses, related to the Hyla Transaction, partially offset by lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses.

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

Other (Income) and Expenses

Other expenses for the three months ended March 31, 2023 were $1,108,784, as compared to other expenses of $2,203,144 for the three months ended March 31, 2022, a $1,094,360 improvement. The improvement in other expenses resulted from significant decrease in the change in fair value of derivative liability offset by increases in financing costs and discount amortization and increases int interest expenses.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expenses and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended March 31, 2023 was $417,009, as compared to loss from operations of $575,947 for the three months ended March 31, 2022, an improvement in net loss from operations of $158,938. The improvement in loss from operations was the result of an increase in gross revenues resulting from the Hyla Transaction, and proportionately reduced operating expenses.

Total net loss for the three months ended March 31, 2023 was $1,525,793, including $97,879 loss attributable to non-controlling interest and $1,427,914 net loss directly attributable to the Company. This compares to a total net loss of $2,779,091 for the three months ended March 31, 2022, fully attributable to the Company. This improvement of $1,351,177 in total net loss attributable to the Company is attributable to improved revenues realized from the Hyla Transaction, lower operating expenses and improved other expenses.

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

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Revenues

Revenues for the six months ended March 31, 2023 were $3,326,087, as compared to $529,277 for the six months ended March 31, 2022, a $2,796,810 (528%) increase. The increase in revenue is attributable to additional revenues realized from Hyla, which was the subject of the transactions contemplated by our Control Acquisition Agreement, that closed effective August 29, 2022 (the “Hyla Transaction”). The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the six months ended March 31, 2023 was a profit of $528,058, as compared to a gross profit of $191,985 for the six months ended March 31, 2022. This $336,073 improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the six months ended March 31, 2023, were $2,141,424, as compared to $2,191,877 for the six months ended March 31, 2022, decrease of $59,523. This improvement in operating expenses over the prior period can be attributed to lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses, partially offset by higher general and administrative expenses.

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

Other (Income) and Expenses

Other expenses for the six months ended March 31, 2023 were $971,312, as compared to other expenses of $2,426,407 for the six months ended March 31, 2022, a $1,455,095 improvement. The improvement in other expenses resulted from significant decrease in the change in fair value of derivative liability offset by increases in financing costs and discount amortization and increases int interest expenses.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expenses and income.

Loss from Operations and Total Net Loss

Loss from operations for the six months ended March 31, 2023 was $1,613,366, as compared to loss from operations of $1,999,892 for the six months ended March 31, 2022, an improvement in net loss from operations of $386,526. The improvement in loss from operations was the result of an increase in gross revenues resulting from the Hyla Transaction, and proportionately lower costs of revenues and reduced operating expenses.

Total net loss for the six months ended March 31, 2023 was $2,584,678, including $559,869 net loss attributable to non-controlling interest and $2,024,809 net loss directly attributable to the Company. This compares to a total net loss of $4,426,299 for the six months ended March 31, 2022, fully attributable to the Company. This improvement of $2,407,621 in total net loss attributable to the Company is attributable to improved revenues realized from the Hyla Transaction, lower operating expenses and improved other expenses.

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

Liquidity and Capital Resources – Six months ended March 31, 2023

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of March 31, 2023, we had a stockholders’ deficit of $13,155,844, a working capital deficit of $17,578,715, an accumulated deficit of $46,423,121 and incurred a net loss of $2,584,678 in the six months ended March 31, 2023. Additionally, we utilized $841,333 in cash for operations and utilized $0 in cash for investing activities during the six months ended March 31, 2023, while we received $339,570 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of March 31, 2023, we had a cash position of $115,013. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the six months ended March 31, 2023, our cash used in operating activities amounted to an outflow of $841,333, compared to cash used during the six months ended March 31, 2022 of $1,120,620. The $279,287 improvement in cash used in our operating activities is due to changes in the fair value of derivative liabilities, decreases in pre-paid expenses and decreases in stock-based compensation.

Cash Flow – Financing Activities

For the six months ended March 31, 2023, our cash provided by financing activities amounted to $339,570, which includes $0 in proceeds received from the sale of our Common Stock, $0 in proceeds from the issuance of convertible notes, $227,500 in proceeds from the issuance of notes payable and $1,000,000 in proceeds from lines of credit, offset by $887,930 repayment of notes payable.

For the six months ended March 31, 2022, our cash provided by financing activities amounted to $1,116,833, which includes $0 in proceeds received from the sale of our Common Stock, $999,853 in proceeds from the issuance of convertible notes, and $116,980 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the six months ended March 31, 2023 and 2022 was $0 and $9,500, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include vapes, CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years. As of March 31, 2023, we had approximately $644,971 of product in inventory, which was a decrease of approximately $132,941, compared to approximately $777,912 at September 30, 2022. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the six months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of approximately $55,000, and $300,000 respectively.

Off Balance Sheet Arrangements

As of March 31, 2023 and March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following promissory note convertible into shares of our Common Stock in the six months ended March 31, 2023:

None.

We granted the following warrants exercisable for shares of our Common Stock in the six months ended March 31, 2023:

None.

We granted the following shares of Common Stock as payment for services rendered to the Company in the six months ended March 31, 2023:

In November 2022, the Company issued 1,719,100 shares of common stock as payment for a September 2022 invoice for consulting services totaling $103,000.

In March 2023, the Company issued 1,200,000 shares of common stock for consulting services totaling $55,000.

Date	Shares	Expense
11/15/2022	1,719,100	$106,584
1/17/2023	1,200,000	$55,000

We issued the following shares of Common Stock as part of settlement agreements in the six months ended March 31, 2023:

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Amended Quarterly Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, dated January 1, 2021

3.3a>	Certificate of Withdrawal of Certificate of Designation for the Series Z Convertible Preferred Stock filed with the Secretary of State for the State of Nevada on September 6, 2022

3.4>	Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock of the registrant filed with the Secretary of State of the State of Nevada on August 25, 2022

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

4.11>	Form of Warrant of the registrant granted to two separate investors, effective as of August 31, 2022

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes, dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32@	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33@	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

10.34	[reserved]

10.35>	Form of Control Acquisition Agreement among the registrant, EH Sub Inc., and HYLA UK Holdco Limited, effective as of August 31, 2022

10.36>	Form of Self-Financing Promissory Note of the registrant issued to HYLA UK Holdco Limited, effective as of August 31, 2022

10.37>	Form of Intercompany Services Agreement between the registrant and Hyla US Holdco Limited, effective as of August 31, 2022

10.38>	Form of Promissory Note of HYLA US Holdco Limited issued to the registrant, effective as of August 31, 2022

10.39>	Form of Note Purchase Agreement among the registrant and two separate investors, effective as of August 31, 2022

10.40>	Form of Convertible Senior Note of the registrant sold and issued to two separate investors, effective as of August 31, 2022

10.41>	Form of Registration Rights Agreement between the registrant and two separate investors, effective as of August 31, 2022

10.42>	Form of Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.43>	Form of IP Security Agreement of the registrant in favor of two separate investors, effective as of August 31, 2022

10.44>	Form of Settlement, Lock-Up, and Leak-Out Agreement between the registrant and seven separate investors, effective August 31, 2022

10.45>	Form of Promissory Note of the registrant issued to seven separate investors, effective August 31, 2022

10.46>	Form of Contribution and Exchange Agreement among the registrant, CBD Unlimited, Inc., Todd Allen Davis, and Rayne Forecast Inc., effective August 31

10.47>	Form of Escrow Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and the escrow agent, effective August 31, 2022

10.48>	Form of Executive Agreement between the registrant and Todd Allen Davis, effective August 31, 2022

10.49	Form of Stockholders Agreement among the registrant, Todd Allen Davis, Rayne Forecast Inc., and CBD Unlimited, Inc., effective as of August 31, 2022 (to be filed by amendment)

10.50>	Employment Agreement between Hyla US Holdco Limited and Nick Mehdi, dated June 14, 2021

10.51<	Master Distributor Agreement between Southern Glazer’s Wine and Spirits, LLC, and the Registrant, dated March 27, 2020

10.52<	Sales Representative Agreement between Impulse Health LLC and the Registrant, dated April 1, 2020

10.53<	Brand Consulting Agreement between Beauty Strategy Group, LLC and the Registrant, dated April 21, 2021

10.54<	Master Service Agreement between Impact Brokers, LLC, and Khode LLC, dated October 9, 2020

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ENDEXX Corporation

September 18, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: September 18, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: September 18, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: September 18, 2023
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: September 18, 2023
Irving Minnaker
Director
/s/ Dustin Sullivan	Dated: September 18, 2023
Dustin Sullivan
Director

