Form 10-Q
period 2023-06-30
Endexx Corp
filed 2023-09-25
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 506,357,952 shares of common stock as of September 22, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and September 30, 2022 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022 (unaudited);
F-3	Condensed Consolidated Statements of Stockholder’s Deficit for the nine months ended June 30, 2023 and 2022 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

ENDEXX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

	June 30,	September 30,
	2023	2022

Assets
Current assets
Cash	$23,727	$656,776
Accounts receivable, net of allowance of $113,257 and $621,042, respectively	448,734	570,406
Inventory, net of allowance of $1,165,078 and $1,071,469, respectively	586,933	777,912
Prepaid expenses	1,208,617	1,367,100
Total current assets	2,268,011	3,372,194

Investment in marketable securities	420	420
Property and equipment, net of accumulated depreciation of $84,144 and $77,044, respectively	40,905	48,005
Right of use asset	30,038	34,160
Intangible - website domains	16,250	16,250
Goodwill	9,807,361	9,807,361
Total assets	$12,162,985	$13,278,390

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,313,480	$2,647,533
Customer deposits	100,032	43,366
Accrued expenses	73,880	172,711
Accrued interest	1,039,350	237,703
Payroll and taxes payable, including related party	938,268	915,230
Notes payable, current portion, net of discount of $57,345 and $4,291, respectively	8,671,591	4,623,872
Convertible notes payable, net of discount of $210,612 and $1,474,338, respectively	2,063,301	799,575
Line of credit	930,000	-
Derivative liability	8,160,129	8,908,686
Lease liability right of use	35,656	35,656
Total current liabilities	25,325,687	18,384,332

Notes payable, net of current portion and net of discount of $7,259,260 and $7,925,926, respectively	760,623	4,587,718

Total liabilities	26,086,310	22,972,050

Commitments and contingencies (Note 8)

Temporary equity
Series H preferred stock, 4,878,049 issued and outstanding, respectively	2,000,000	2,000,000

Stockholders’ deficit
Preferred stock, $0.0001 Par Value, 10,000,000 share authorized
Series A preferred stock, 1,824,000 issued and outstanding, respectively	182	182
Common stock, $0.0001 Par Value, 1,000,000,000 share authorized, 506,357,952 and 501,376,264 issued and outstanding, respectively	50,636	50,138
Additional paid-in capital	33,290,481	32,914,424
Accumulated deficit	(48,262,132)	(44,398,312)
Total stockholders’ deficit - Endexx Corporation	(14,920,833)	(11,433,568)
Non-controlling interest	(1,002,492)	(260,092)
Total liabilities, temporary equity and stockholders’ deficit	$12,162,985	$13,278,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$118,599	$418,151	$3,444,686	$947,428
Cost of revenues	114,472	211,359	2,912,501	548,651
Gross profit	4,127	206,792	532,185	398,777

Operating expenses
Depreciation	2,168	6,638	7,100	16,838
Advertising and promotion	132,409	94,311	387,265	444,255
Payroll expenses	55,408	161,317	225,477	479,684
Professional fees	383,752	405,015	1,389,265	1,442,346
Research and development	700	2,738	5,249	21,675
General and administrative expenses	179,897	169,766	881,402	626,864
Total operating expenses	754,334	839,785	2,895,758	3,031,662

Loss from operations	(750,207)	(632,993)	(2,363,573)	(2,632,885)

Other (income) and expense
Change in fair value of derivative liability	295,985	9,424,041	(614,002)	11,044,226
Financing costs and discount amortization	648,341	543,230	1,954,560	1,093,823
Interest expenses	327,009	450,287	902,089	928,664
Default penalty	-	584,738	-	584,738
Gain on settlement of liabilities	-	-	-	(222,748)
Gain on disposition of assets	-	(423,950)	-	(423,950)
Total other (income) expense	1,271,335	10,578,346	2,242,647	13,004,753

Net loss	$(2,021,542)	$(11,211,339)	$(4,606,220)	$(15,637,638)
Net loss attributable to non-controlling interest	(182,531)	-	(742,400)	-
Net loss attributable to Endexx shareholders	$(1,839,011)	$(11,211,339)	$(3,863,820)	$(15,637,638)

Net loss per share - basic	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic	505,295,364	504,758,044	504,511,926	500,181,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Preferred Stock - Series A		Preferred Stock- Series Z		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances at September 30, 2021	1,824,000	$182	719,571	$72	486,313,058	$48,631	$29,477,818	$(39,513,844)	$-	$(9,987,141)
Shares issued for services	-	-	-	-	6,211,180	621	299,379	-	-	300,000
Shares issued for financing	-	-	-	-	2,562,500	256	135,557	-	-	135,813
Warrants issued for financing	-	-	-	-	-	-	360,906	-	-	360,906
Net loss	-	-	-	-	-	-	-	(1,647,205)	-	(1,647,205)
Balances at December 31, 2021	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(41,161,049)	$-	$(10,837,627)
Net loss	-	-	-	-	-	-	-	(2,779,094)	-	(2,779,094)
Balances at March 31, 2022	1,824,000	$182	719,571	$72	495,086,738	$49,508	$30,273,660	$(43,940,143)	$-	$(13,616,721)
Shares issued for services	-	-	-	-	4,100,000	410	155,390	-	-	155,800
Shares issued for financing	-	-	-	-	8,928,571	894	293,749	-	-	294,643
Warrants issued for financing	-	-	-	-	-	-	162,332	-	-	162,332
Shares issued for conversion of interest	-	-	-	-	4,111,111	411	221,589	-	-	222,000
Shares issued for default penalty	-	-	-	-	9,761,904	976	583,762	-	-	584,738
Net loss	-	-	-	-	-	-	-	(11,211,339)	-	(11,211,339)
Balances at June 30, 2022	1,824,000	$182	719,571	$72	521,988,324	$52,199	$31,690,482	$(55,151,482)	$-	$(23,408,547)

Balances at September 30, 2022	1,824,000	$182	-	$-	501,376,264	$50,138	$32,914,424	$(44,398,312)	$(260,092)	$(11,693,660)
Shares issued for settlement of accounts payable	-	-	-	-	1,719,100	172	102,828	-	-	103,000
Shares issued for settlement of accrued expenses	-	-	-	-	1,000,000	100	83,900	-	-	84,000
Net loss	-	-	-	-	-	-	-	(596,895)	(461,990)	(1,058,885)
Balances at December 31, 2022	1,824,000	$182	-	$-	504,095,364	$50,410	$33,101,152	$(44,995,207)	$(722,082)	$(12,565,545)
Settlement of derivative liability	-	-	-	-	-	-	60,533	-	-	60,533
Shares issued for services	-	-	-	-	1,200,000	120	54,880	-	-	55,000
Net loss	-	-	-	-	-	-	-	(1,427,914)	(97,879)	(1,525,793)
Balances at March 31, 2023	1,824,000	$182	-	$-	505,295,364	$50,530	$33,216,565	$(46,423,121)	$(819,961)	$(13,975,805)
Settlement of derivative liability	-	-	-	-	-	-	74,022	-	-	74,022
Correction of prior issuance	-	-	-	-	1,062,588	106	(106)	-	-	-
Net loss	-	-	-	-	-	-	-	(1,839,011)	(182,531)	(2,021,542)
Balances at June 30, 2023	1,824,000	$182	-	$-	506,357,952	$50,636	$33,290,481	$(48,262,132)	$(1,002,492)	$(15,923,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDEXX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the nine months ended
	June 30,
	2023	2022
Operating activities
Net loss	$(4,606,220)	$(15,637,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,000	455,800
Shares issued for financing costs	-	430,456
Warrants issued for financing costs	-	523,238
Depreciation and amortization	7,100	16,838
Amortization of debt discount	1,939,560	105,447
Change in fair value of derivative liability	(614,002)	11,044,226
Gain from settlement of liabilities	-	(222,748)
Gain from disposition of assets	-	(423,950)
Bad debt expense	57,250	-
Impairment expense	93,609	59,622
Financing costs	-	34,682
Default penalty	-	584,738
Changes in operating assets and liabilities:
Accounts receivable	64,422	(185,009)
Inventory	97,370	(63,278)
Prepaid expenses	158,483	42,088
Right of use asset and liability	4,122	-
Accounts payable	768,947	908,789
Customer deposits	56,666	(21,523)
Accrued expenses	(14,831)	(14,448)
Accrued interest	801,647	871,053
Payroll and taxes payable, including related party	23,038	264,334
Net cash used in operating activities	(1,107,839)	(1,227,283)

Investing activities:
Proceeds from sale of investments in marketable securities	-	9,500
Net cash provided by investing activities	-	9,500

Financing activities:
Proceeds from convertible notes payable	-	999,853
Proceeds from notes payable	537,500	203,623
Proceeds from line of credit, net	1,000,000	-
Repayment of note payable	(992,710)	-
Repayment of line of credit	(70,000)	-
Net cash provided by financing activities	474,790	1,203,476

Net increase (decrease) in cash	$(633,049)	$(14,307)
Cash, beginning of period	656,776	20,867
Cash, end of period	$23,727	$6,560

Cash paid for income taxes	$-	$-
Cash paid for interest	$100,442	$57,611

Supplemental schedule of non-cash investing and financing activities:
Settlement of derivative liability	$134,555	$-
Debt discount at origination	$62,222	$213,420
Convertible notes and interest converted to common stock	$-	$222,000
Prepaid expenses from note payable	$-	$60,000
Accrued interest settled through note payable	$-	$7,107
Property and equipment, net, sold for settlement of convertible note and interest payable	$-	$401,050
Convertible notes and interest payable settled through the sale of property and equipment	$-	$825,000

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

As of June 30, 2023, we have a working capital deficit of $23,057,676, and an accumulated deficit of $48,262,132. During the year ended September 30, 2022, we had a net loss of $5,144,560 and cash used in operating activities of $2,088,304. During the nine months ended June 30, 2023, we had a net loss of $4,606,220 and cash used in operating activities of $1,107,839. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include the sustained and aggressive marketing of hemp cannabidiol products and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less. There were no cash equivalents as of June 30, 2023 and September 30, 2022. The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. The Company’s cash balances may at times be in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

Prepaid Expenses

The Company considers all items incurred for future products and services to be prepaid expenses. At June 30, 2023 and September 30, 2022, the Company had prepaid expenses totaling $1,208,617 and $1,367,100, respectively, which primarily consisted of prepayments for wholesale inventory purchases, which are shipped directly from the vendor to our customers when fulfilled.

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

The following table presents the Company’s revenues disaggregated by customer type for the periods ended June 30, 2023 and 2022:

	2023	2022
Wholesale	$3,230,563	$637,748
Retail	214,123	309,680
	$3,444,686	$947,428

The following table presents the Company’s revenues disaggregated by location for the periods ended June 30, 2023 and 2022:

	2023	2022
USA	21%	100%
Russia	10%	*
Italy	66%	*

* = Less than 10%

The following table presents the Company’s revenues from significant customers for the periods ended June 30, 2023 and 2022:

	2023	2022
Customer A	66%	*
Customer B	10%	*

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the periods ended June 30, 2023 and 2022, except as disclosed.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of June 30, 2023 and September 30, 2022:

June 30, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,160,129	8,160,129

September 30, 2022

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	8,908,686	8,908,686

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

At June 30, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the promissory note based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following weighted-average inputs: the price of the Company’s common stock of $0.042; a risk-free interest rate of 3.81%; expected volatility of the Company’s common stock of 261%; estimated exercise price of $0.041; and term of approximately nine years.

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - September 30, 2022	$8,908,686
Settlements	(134,555)
Change in fair value	(614,002)
Balance – June 30, 2023	$8,160,129

Balance - September 30, 2021	$1,799,354
Change in fair value	11,044,226
Balance – June 30, 2022	$12,843,580

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expenses were $387,265 and $444,255 for the periods ended June 30, 2023 and 2022, respectively.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of June 30, 2023, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2023 and September 30, 2022, as follows.

	June 30,	September 30,
	2023	2022
Preferred H	48,780,490	48,780,490
Warrants	88,918,645	88,918,645
Options	22,500,000	22,500,000
Convertible debt	90,426,058	90,426,058
	250,625,193	250,625,193

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

As of June 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Inventory

The Company’s inventory consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2023	2022
Raw materials and packaging components	$242,264	$249,043
Finished goods	1,341,596	1,427,017
Consigned goods	71,965	77,135
Apparel	96,186	96,186
Less obsolescence allowance	(1,165,078)	(1,071,469)
	$586,933	$777,912

4. Property and Equipment

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2023	2022
Machinery and equipment	$86,264	$86,264
Computer/office equipment	38,785	38,785
	125,049	125,049
Less accumulated depreciation	(84,144)	(77,044)
	$40,905	$48,005

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

Notes payable

The Company’s notes payable as of June 30, 2023, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022		15%	50,000	-
Noteholder C	4/1/2022	4/1/2023		10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024		6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050		4%	160,000	-
Noteholder J	8/15/2022	2/15/2024		6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022	*	15%	50,000	-
Noteholder K	10/6/2021	10/6/2022		15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	8,000,000	7,925,926
					$17,141,807	$7,930,217

*	In default at June 30, 2023

**	In default subsequent to June 30, 2023

The Company’s notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Principal	Discount
Noteholder A1	8/15/2022	2/15/2024		6.667%	$540,758	$-
Noteholder A2	8/15/2022	2/15/2024		6.667%	1,498,450	-
Noteholder A3	8/15/2022	2/15/2024		6.667%	2,336,858	-
Noteholder B	9/2/2021	9/2/2022	*	12%	100,000	-
Noteholder B	10/7/2021	10/7/2022		15%	50,000	-
Noteholder C	4/1/2022	4/1/2023		10%	85,594	4,291
Noteholder C	8/15/2022	2/15/2024		6.667%	1,876,191	-
Noteholder G	6/20/2017	8/5/2017	*	18%	55,353	-
Noteholder F	8/15/2022	2/15/2024		6.667%	288,720	-
Noteholder D	8/15/2022	2/15/2024		6.667%	1,263,164	-
Noteholder I	6/17/2020	6/17/2050		4%	160,000	-
Noteholder J	8/15/2022	2/15/2024		6.667%	640,239	-
Noteholder K	8/28/2021	9/1/2022		15%	50,000	-
Noteholder K	10/6/2021	10/6/2022		15%	66,980	-
Noteholder L	7/12/2022	-		10%	24,500	-
Noteholder M	7/12/2022	-		10%	25,000	-
Noteholder M	7/25/2022	-		5%	30,000	-
Noteholder N	7/28/2022	-		10%	50,000	-
Noteholder O	8/31/2022	8/31/2031		3.15%	8,000,000	7,925,926
					$17,141,807	$7,930,217

*	In default at September 30, 2022

At June 30, 2023 and September 30, 2022, accrued interest related to notes payable totaled $873,905 and $191,437, respectively.

Convertible notes payable

The Company’s convertible notes payable as of June 30, 2023, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023	**	12%	$0.0245/share	1,451,087	143,166
Noteholder D	8/23/2022	8/23/2023	**	12%	$0.0245/share	722,826	67,446
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$210,612

*	In default at June 30, 2023

**	In default subsequent to June 30, 2023

The Company’s convertible notes payable as of September 30, 2022, are summarized as follows:

Noteholder	Origination	Maturity		Interest	Conversion	Principal	Discount
Noteholder C	8/23/2022	8/23/2023		12%	$0.0245/share	1,451,087	1,002,198
Noteholder D	8/23/2022	8/23/2023		12%	$0.0245/share	722,826	472,140
Noteholder E	11/4/2020	5/4/2021	*	15%	$0.059/share	100,000	-
						$2,273,913	$1,474,338

*	In default at September 30, 2023

At June 30, 2023 and September 30, 2022, accrued interest related to convertible notes payable totaled $165,445 and $46,266, respectively.

Future maturities

Future maturities of the Company’s debt as of June 30, 2023 are as follows:

September 30, 2023	$7,354,059
September 30, 2024	4,582,366
September 30, 2025	3,400
September 30, 2026	3,500
September 30, 2027	3,600
Thereafter	8,005,807
$19,952,732

6. Payroll and Payroll Taxes Payable

The Company’s payroll and payroll taxes payable consisted of the following at the respective balance sheet dates:

	June 30,	September 30,
	2023	2022
Accrued payroll - Officer	$-	$-
Accrued payroll - Employee	128,105	128,105
Accrued payroll taxes	810,163	787,125
	$938,268	$915,230

7. Stockholders’ Deficit

On January 25, 2021, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 shares and 10,000,000 shares of the Company’s common stock and preferred stock, respectively.

The Company’s common stock shares have equal voting rights, are non-assessable and have one vote per share. As of June 30, 2023 and September 30, 2022, the Company’s issued and outstanding common stock totaled 506,357,952 and 501,376,264, respectively.

The Company’s Series A Preferred Stock shares have voting rights in the ratio of 25 votes to 1 share held. As of June 30, 2023 and September 30, 2022, the Company’s issued and outstanding Series A Preferred Stock totaled 1,824,000, respectively.

The Company’s Series H Preferred Stock shares have voting rights equal to the aggregate of all other voting rights plus 1 and each share is convertible into 10 shares of the Company’s common stock. As of June 30, 2023 and September 30, 2022, the Company’s issued and outstanding Series H Preferred Stock totaled 4,878,049, respectively.

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

Warrants

A summary of the status of the Company’s warrant grants as of June 30, 2023 and the changes during the nine months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	88,918,645	$0.03	4.9 years
Outstanding and Exercisable at June 30, 2023	88,918,645	$0.03	4.2 years

Options

A summary of the status of the Company’s option grants as of June 30, 2023 and the changes during the nine months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding and Exercisable at September 30, 2022	22,500,000	$0.01	0.9 years
Outstanding and Exercisable at June 30, 2023	22,500,000	$0.01	0.2 years

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

9. Related Party Transactions

Black Mountain Botanical

During the period ended June 30, 2023, Black Mountain Botanical (BMB), an entity owned by the wife of Mr. Davis, received $22,000 for procurement, payment and pricing services.

10. Subsequent Events

During July 2023, the Company amended its March 2023 line of credit agreement. At the time of amendment, the loan balance was approximately $997,000. As part of the amendment, the line of credit was converted into a note payable agreement bearing interest at 8.99% until maturity on January 11, 2024.

During September 2023, the Company entered into two promissory note agreements totaling $185,000. The notes, which mature in September 2024, bear interest at 18% and require monthly interest payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and nine months ended June 30, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for our fiscal year ended September 30, 2022 (the “Form 10-K”).

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

Revenues for the three months ended June 30, 2023 were $118,599, as compared to $418,151 for the three months ended June 30, 2022, a $299,552 (72%) decrease. The decrease in revenue is attributable to the delay in a large wholesale order, which was delayed due to new compliance regulations to ship the product to Italy. We expect revenues to continue to increase in the fourth quarter as Hyla is able to recognize these revenues.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the three months ended June 30, 2023 was a profit of $4,127, as compared to a gross profit of $206,792 for the three months ended June 30, 2022. This decrease gross profit for this period was attributable to the decrease in revenues detailed above. The Company expects improved gross profits in the coming quarters further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, were $754,334, as compared to $839,785 for the three months ended June 30, 2022, a decrease of $85,451. This decrease in operating expenses over the prior period can be attributed to increased advertising expenses and general and administrative expenses, related to the Hyla Transaction, offset by lower payroll expenses and professional fees.

We expect that operating expenses will remain consistent or increase over the next 12 months as our long-term growth strategy will require significant changes in personnel and facilities, offset increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the three months ended June 30, 2023 were $1,271,335, as compared to other expenses of $10,578,346 for the three months ended June 30, 2022, a $9,307,011 improvement. The improvement in other expenses resulted from significant decrease in the change in fair value of derivative liability offset by increases in financing costs and discount amortization and increases in interest expenses.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expenses and income.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended June 30, 2023 was $750,207, as compared to loss from operations of $632,993 for the three months ended June 30, 2022, an increase in net loss from operations of $117,214. The increase in loss from operations was the result of the decrease in gross revenues partially offset by reduced operating expenses.

Total net loss for the three months ended June 30, 2023 was $2,021,542, including $182,531 loss attributable to non-controlling interest and $1,839,011 net loss directly attributable to the Company. This compares to a total net loss of $11,211,339 for the three months ended June 30, 2022, fully attributable to the Company. This improvement of $9,372,328 in total net loss attributable to the Company is primarily attributable to reduced losses resulting from changes in the fair value of derivative liabilities.

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

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Revenues

Revenues for the nine months ended June 30, 2023 were $3,444,686, as compared to $947,428 for the nine months ended June 30, 2022, a $2,497,258 (264%) increase. The increase in revenue is attributable to additional revenues realized from Hyla, which was the subject of the transactions contemplated by our Control Acquisition Agreement, that closed effective August 29, 2022 (the “Hyla Transaction”). The increases in revenues are also partly attributable to improved supply-chain, increased consumer spending and increased marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the nine months ended June 30, 2023 was a profit of $532,185, as compared to a gross profit of $398,777 for the nine months ended June 30, 2022. This $133,408 improvement in gross profit for this period was attributable to the closing of the Hyla Transaction. The improved gross profit was further enhanced by improvements in production costs and decreases in inventory impairment between the periods.

Operating Expenses

Operating expenses for the nine months ended June 30, 2023, were $2,895,758, as compared to $3,031,662 for the nine months ended June 30, 2022, decrease of $135,904. This improvement in operating expenses over the prior period can be attributed to lower advertising and promotional expenses, professional fees, payroll fees, and research and development expenses, partially offset by higher general and administrative expenses.

We expect that operating expenses will remain consistent or increase over the next 12 months as our long-term growth strategy will require significant changes in personnel and facilities, offset increased research and development expenses to ensure that products nearing commercialization are brought to market as quickly and as effectively. We cannot provide any assurances that our strategy will be effective.

Other (Income) and Expenses

Other expenses for the nine months ended June 30, 2023 were $2,242,647, as compared to other expenses of $13,004,753 for the nine months ended June 30, 2022, a $10,762,106 improvement. The improvement in other expenses resulted from significant decrease in the change in fair value of derivative liability and default penalties offset by increases in financing costs and discount amortization, increases in interest expenses, in addition to gains on settlements of liabilities and gains on disposition of assets in the prior period.

Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expenses and income.

Loss from Operations and Total Net Loss

Loss from operations for the nine months ended June 30, 2023 was $2,363,573, as compared to loss from operations of $2,632,885 for the nine months ended June 30, 2022, an improvement in net loss from operations of $269,312. The improvement in loss from operations was the result of an increase in gross revenues resulting from the Hyla Transaction, and proportionately lower costs of revenues and reduced operating expenses.

Total net loss for the nine months ended June 30, 2023 was $4,606,220, including $742,400 net loss attributable to non-controlling interest and $3,863,820 net loss directly attributable to the Company. This compares to a total net loss of $15,637,638 for the nine months ended June 30, 2022, fully attributable to the Company. This improvement of $11,773,818 in total net loss attributable to the Company is primarily attributable to the change in fair value of derivative liability in addition to improved revenues realized from the Hyla Transaction, lower operating expenses and improved other expenses.

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

Liquidity and Capital Resources – Nine months ended June 30, 2023

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of June 30, 2023, we had a stockholders’ deficit of $14,920,833, a working capital deficit of $23,057,676, an accumulated deficit of $48,262,132 and incurred a net loss of $4,606,220 in the nine months ended June 30, 2023. Additionally, we utilized $1,107,839 in cash for operations and utilized $0 in cash for investing activities during the nine months ended June 30, 2023, while we received $474,790 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of June 30, 2023, we had a cash position of $23,727. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the nine months ended June 30, 2023, our cash used in operating activities amounted to an outflow of $1,107,839, compared to cash used during the nine months ended June 30, 2022 of $1,227,283. The $119,444 improvement in cash used in our operating activities is due to increased revenues, changes in the fair value of derivative liabilities, decreases in pre-paid expenses and decreases in stock-based compensation.

Cash Flow – Financing Activities

For the nine months ended June 30, 2023, our cash provided by financing activities amounted to $474,790, which includes $537,500 in proceeds from the issuance of notes payable and $1,000,000 in proceeds from lines of credit, offset by $992,710 repayments of notes payable and $70,000 repayments of lines of credit.

For the nine months ended June 30, 2022, our cash provided by financing activities amounted to $1,203,476, which includes $999,853 in proceeds from the issuance of convertible notes, and $203,623 in proceeds from the issuance of notes payable.

Cash Flow – Investing Activities

Net cash used in investing activities in the nine months ended June 30, 2023 and 2022 was $0 and $9,500, respectively.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include vapes, CBD creams, oils, capsules, and sprays. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years. As of June 30, 2023, we had $586,933 of product in inventory, which was a decrease of $190,979, compared to $777,912 at September 30, 2022. We expect the balance of inventory to remain consistent as most of our new revenues are drop-shipped to wholesale customers.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For the nine months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $55,000, and $455,800 respectively.

Off Balance Sheet Arrangements

As of June 30, 2023 and June 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following promissory note convertible into shares of our Common Stock in the nine months ended June 30, 2023:

None.

We granted the following warrants exercisable for shares of our Common Stock in the nine months ended June 30, 2023:

None.

We granted the following shares of Common Stock as payment for services rendered to the Company in the nine months ended June 30, 2023:

In November 2022, the Company issued 1,719,100 shares of common stock as payment for a September 2022 invoice for consulting services totaling $103,000.

In March 2023, the Company issued 1,200,000 shares of common stock for consulting services totaling $55,000.

Date	Shares	Expense
11/15/2022	1,719,100	$106,584
1/17/2023	1,200,000	$55,000

We issued the following shares of Common Stock as part of settlement agreements in the nine months ended June 30, 2023:

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

@- Filed as exhibits with equivalent exhibit numbers to our Annual Report on Form 10-K for our fiscal year ended September 30, 2022, filed with the Commission on August 7, 2023, each of which is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEXX Corporation

September 22, 2023	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: September 22, 2023
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: September 22, 2023
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: September 22, 2023
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: September 22, 2023
Irving Minnaker
Director

/s/ Dustin Sullivan	Dated: September 22, 2023
Dustin Sullivan
Director

