Form 10-K
period 2023-09-30
Endexx Corp
filed 2024-01-17
CIK 1109486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30233

Endexx Corporation

(Exact name of registrant as specified in its charter)

Nevada	30-0353162
(State of jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

38246 North Hazelwood Circle, Cave Creek, AZ	85331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 595-6900

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
None	EDXC	None

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s OTCQB® Venture Market (“OTCQB”) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.041.

As of January 16, 2024, there were 506,357,952 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I

Item 1. Business.

Overview

Endexx® is a Consumer Products (CPG) company specializing in Plant-Based formulations and Innovative delivery systems, focused on creating “Better Products for a Better You”©. Our focus is on developing the most innovative and effective products using all-natural plant-based ingredients. Our companies, Hyla™ and CBD Unlimited™, harness the power of plants and deliver clean ingredient formulations with innovative technology systems.

Through Hyla, our recently acquired majority-owned subsidiary, we produce and sell organic, plant-based, all-natural, zero-nicotine, tobacco-free vape products under the Hyla brand. Each “HYLA device” contains a natural guarana extract that is blended with proprietary botanical formulas. Hyla launched its products in October 2021 and its initial inventory (140,000 devices) was sold out the following month. Hyla’s products bear the Underwriters Laboratories global safety certification and are CE approved.

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

During October 2020, Khode entered into a five-year Endorsement and License Agreement with Serious Promotions, Inc., a Florida corporation, f/s/o Khaled, professionally known as DJ Khaled, who is an American artist, record executive and producer, and media personality. Pursuant to that agreement, Khode is to create a custom line of hemp- derived-infused oils, creams, and other beauty products under DJ Khaled’s brand and he is to promote the products through personal appearances, the use of social media platforms, participation in presentation videos, video, and audio “drops,” and media quotes. In connection with DJ Khaled’s services, Khode is obligated to make quarterly payments totaling an aggregate of $5,000,000 by July 1, 2025, of which aggregate amount, as of the date of this Annual Report on Form 10-K, Khode has tendered $750,000 and expects to finance the balance of the quarterly payments through cash flow from operations of Khode. As of the date of this Annual Report on Form 10- K, Khode has not generated any positive cash flow from operations and we cannot provide any assurance that it will generate any cash flow from operations in the future in an amount sufficient to, among other things, make such quarterly payments. (See, Involvement in Certain Legal Proceedings.)

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

Intellectual Property

We do not hold, nor have we applied for, any patents. As of the date of this Annual Report on Form 10- K, we have a registered trademark for “Endexx” and a registered trademark for “PhytoBites.” Additionally, we have applied for several trademarks of our products’ names and logos, including “CBD Unlimited,” “Maggie’s Balm,” and “Blesswell.” As of the date of this Annual Report on Form 10-K, the US Patent and Trademark Office (USPTO) has not approved any CBD-related trademarks, and, accordingly, our applications are still pending.

Research and Development

Our research and development expenses for the years ended September 30, 2023 and 2022 totaled $5,249 and $27,066, respectively, and relate to the development of our products. None of these costs was borne directly by our customers.

Employees

As of January 16, 2024, we have approximately ten full-time employees across our businesses. None of our employees is covered by any collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10- K or in any other documents incorporated by reference into this Annual Report on Form 10-K, in light of your particular investment objectives and financial circumstances. Moreover, the risks so described are not the only risks we face. Additional risks not presently known to us or that we currently perceive as immaterial may ultimately prove more significant than expected and impair our business operations. Any of these risks could adversely affect our business, financial condition, results of operations, or prospects. The quoted price of the Common Stock could decline due to any of these risks and you may lose all or part of your investment.

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

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations. Our net losses were $6,274,597 for the year ended September 30, 2023 and $4,884,486 for the year ended September 30, 2022. As of September 30, 2023, we had a stockholders’ deficit of $17,331,610. The decrease in net loss was the result of the sum of certain positive results in the 2023 fiscal year compared to the 2022 fiscal year:

●	an decrease in gross profit of $1,958,633, resulting from a substantial increase in revenues of $1,770,375, combined with a greater-than-proportional increase in the cost of revenues of $2,605,806, and a significant increase in inventory impairment of $1,123,202;

●	a decrease in operating expenses of $1,168,457, resulting from a decrease in advertising and promotion expense of $67,702, decrease in payroll expenses of $349,801, decreases in professional fees of $459,259 and decreases in impairment expenses of $249,560; and

●	an increase in other expense of $1,477,417 resulting from significant loss from the fair value of derivative liability offset by significant gain from settlement of derivative liability and discount amortization, interest expenses, and default penalties, and significant gains on settlement of liabilities and disposition of assets.

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

Our independent registered public accounting firm’s reports for the fiscal years ended September 30, 2023 and 2022 have raised substantial doubt as to our ability to continue as a “going concern.” Our independent registered public accounting firm indicated in its reports on our audited consolidated financial statements as of and for the years ended September 30, 2023 and 2022 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy the claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders. We are authorized to issue up to 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 506,357,952 shares of Common Stock and 4,878,048.8 shares of Series H Convertible Preferred Stock (the “Series H Stock”) are currently issued and outstanding as of January 16, 2024. The number of shares of Common Stock issued and outstanding excludes the shares of Common Stock underlying the shares of Series H Stock and shares underlying common stock purchase warrants. We expect to seek additional financing in order to provide working capital to our business or may issue additional shares of Common Stock as compensation. Our Board has the power to issue any or all of such authorized but unissued shares of our Common Stock at any price and, in respect of the preferred stock, at any price and with any attributes, our Board considers sufficient, without stockholder approval. The issuance of additional shares of Common Stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our Common Stock.

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

Quotation on the OTCM’s OTCQB® Venture Market may be volatile and sporadic. Currently, our Common Stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) OTCQB® Venture Market . Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress or inflate the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTCM is not a stock exchange, and trading of securities on this market is often more sporadic than the trading of securities listed on a national securities exchange, i.e., the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market.

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

We will be a “controlled company” within the meaning of the Nasdaq rules and the NYSE rules and, as a result, will qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements. Because the holders of our Series H Stock control in excess of 50% of our total voting power, we will be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules and the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain of the exchange’s corporate governance requirements. As of the date of this Annual Report on Form 10-K, our Common Stock is not listed on the New York Stock Exchange, the NYSE American, or the Nasdaq Stock Market and there cannot be any assurance that it ever will be listed on a national securities exchange. If our Common Stock qualifies to be listed on a national securities exchange and if we choose to initiate the listing process, we will then determine whether we characterize ourselves as a “controlled company” for corporate governance requirements. As a company, whose Common Stock is currently quoted on the OTCM’s OTCQB® Venture Market , we are not required to abide by the corporate governance rules of a national securities exchange and accordingly, do not have a fully independent series of board committees. Thus, as a consequence of our reliance on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national securities exchange.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections. Separately from the “controlled company” analysis of the previous risk factor, we are not subject to the rules of a national securities exchange, such as the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance that are designed to enhance the integrity of corporate management. The requirements of the OTCM’s OTCQB® Venture Market afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, even though such compliance is not required by the OTCM for quotations of shares of our Common Stock on the OTCM’s OTCQB® Venture Market, our stockholders will have fewer protections, such as those related to director independence, stockholder approval rights, and governance measures that are designed to provide oversight of a corporation’s management by its board of directors.

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

We issued the following shares of our Common Stock in Fiscal Year 2023:

None.

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

Market Information

Our Common Stock is quoted on the OTCM’s OTCQB® Venture Market, under the symbol “EDXC.” The following table shows the high and low closing bid prices of our Common Stock for periods indicated as reported by OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High Closing Bid Price Per Share	Low Closing Bid Price Per Share
Fiscal Year 2024
Second Quarter (through January 12, 2024)	$0.0201	$0.0143
First Quarter	$0.0365	$0.0172

Fiscal Year 2023
Fourth Quarter	$0.0485	$0.0324
Third Quarter	$0.0448	$0.042
Second Quarter	$0.0897	$0.039
First Quarter	$0.0897	$0.0415

Fiscal Year 2022
Fourth Quarter	$0.100	$0.0245
Third Quarter	$0.0713	$0.0008
Second Quarter	$0.049	$0.029
First Quarter	$0.0579	$0.031

On January 12, 2024, the closing bid price of our Common Stock as reported by OTCM was $0.0185 per share.

Holders

As of January 16, 2024, we had approximately 438 record holders of shares our Common Stock. As of January 16, 2024, we had 506,357,952 shares of our Common Stock issued and outstanding.

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

Results of Operations

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended and September 30, 2022 Revenues

Revenues for the fiscal year ended September 30, 2023 were $3,908,385, as compared to $2,138,010 for the fiscal year ended September 30, 2022, a $1,770,375 (or 83%) increase in revenues. The improvement in revenue for fiscal 2023 is attributable to improved market conditions, new sales channels and improved marketing efforts in promoting the Company’s products.

We expect an increase in commercial revenue over the next 12 months as our business model is implemented and expanded and our commercial and retail accounts continue to grow and expand the products being sold in each of their retail locations. Additionally, we will continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profit for the fiscal year ended September 30, 2023 was a loss of $765,523, as compared to a profit of $1,193,110 for the fiscal year ended September 30, 2022, representing a $1,958,633 decrease. This decline in gross profit in 2023 was attributable to increased costs of revenues and an increase in inventory impairment of $1,301,544 for the year ended September 30, 2023, compared to an inventory impairment of $178,342 for the year ended September 2022.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2023, were $3,941,467, as compared to $5,109,924 for the fiscal year ended September 30, 2022, an decrease of $1,168,457. The decrease in operating expenses over the prior period can be attributed to a $67,702 decrease in advertising and promotional fees, $349,801 decrease in payroll expenses, $459,259 decrease in professional fees and a $249,560 decrease in impairment expenses.

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

Other Expense

Other expense for the fiscal year ended September 30, 2023 was $3,705,163, as compared to other expense of $1,227,746 for the year ended September 30, 2022, a $1,477,417 year-over-year increase. The increase resulted from a gain from the change in fair value of derivative liability offset by significant increases in financing costs and discount amortization, interest expenses. Derivative liabilities are associated with loans that are convertible or have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Total Net Loss

As a result of the above, our net losses for the years ended September 30, 2023 and 2022 totaled $7,412153 and $5,144,560, respectively. We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as a result of increased research and development expenses, consulting fees, payroll expenses, and administrative costs as staffing increases. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2023 only in part due to the COVID-19 pandemic. Nevertheless, we expect that, during our current fiscal year, the adverse impact of COVID-19 on our business will continue to abate, as the supply chain continues to recover.

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2023, we had a stockholders’ deficit of $17,331,610, a working capital deficit of $25,643,895, and we incurred a net loss totaling $7,412153 in fiscal year 2023. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

Liquidity and Capital Resources

As of September 30, 2023, we had a cash position of $7,644. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flow – Operating Activities

For the 12 months ended September 30, 2023, our cash used in operating activities amounted to an outflow of $1,557,357, compared to cash used during the 12 months ended September 30, 2022 of $2,088,304. We expect cash outflows from operations to continue to improve as the Company continues to improve its operations and market conditions improve into the upcoming fiscal year.

Cash Flow – Investing Activities

Net cash used in investing activities in the 12 months ended September 30, 2023 was $0, compared to net cash used in investing activities in the 12 months ended September 30, 2022 of $573,763. We expect limited cash flows from investing activities as the Company focuses on improving existing operations.

Cash Flow – Financing Activities

For the 12 months ended September 30, 2023, our cash provided by financing activities amounted to $908,225, which includes $1,022,000 in proceeds from the issuance of notes payable, $930,000 in proceeds from a line credit and $1,066,000 used for the repayment of certain notes payable.

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

Off Balance Sheet Arrangements

As of September 30, 2023 and on September 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[INSERT HERE]

F-1

ENDEXX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

[INSERT HERE]

F-2

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

[INSERT HERE]

F-3

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

[INSERT HERE]

F-4

ENDEXX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

[INSERT HERE]

F-5

ENDEXX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[INSERT HERE]

F-6

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

By virtue of our receipt of additional financing during our 2023 fiscal year, we undertook remediation measures to address the above-described material weaknesses described in this Annual Report. Such remediation activities included the following:

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

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position	Date First Elected or Appointed

Todd Davis	56	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Treasurer, and Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee	January 1, 2002
Steven Plumb	63	Chief Financial Officer, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	August 31, 2022
Nick Mehdi	49	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	August 31, 2022
Dustin Sullivan	48	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	March 20, 2020
Irving Minnaker	64	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	September 15, 2021
Claude Zdanow	35	Independent Director, Audit Committee Member, Compensation Committee Member, and Governance and Nominating Committee Member	November 1, 2023

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

Claude Zdanow – Director. Mr. Zdanow has served as the Chief Executive Officer of Integrum Group, LLC. (“Integrum”) since March of 2023 and from June 2021 until then as its President. Additionally, he is the founder of and serves as the Managing Partner of 35 Wellsona Holdings LLC, a position that he has held since January 2021. Mr. Zdanow also a principal of Claude Philippe Wines LLC, which he founded in June 2021. Between July 2007 and May 2021, he served as the Chief Executive Officer of Stadiumred, Inc. We believe that Mr. Zdanow’s background and experience in management consulting and a history of acquisitions of complementary business entities, including assistance with the acquisition of Hyla, has provided him with the relevant experience to serve on our Board.

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

Item 11. Executive Compensation.

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which term is defined as follows:

(a)	all individuals serving as our principal executive officer and principal financial officer during the years ended September 30, 2023 and 2022; and
(b)	each of our three other most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2023 and 2022.

Except as set forth in the following table, we did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of our 2022 fiscal year.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Todd Davis (2)
Chief Executive Officer, President,	2023	$125,000	$-	$125,000
and Chairman of the Board	2022	$153,000	$-	$153,000

Steven M Plumb (6)
Chief Financial Officer	2023	$45,800	$-	$45,800
	2022	$5,000	$-	$5,000

Ronald Cotting (4)
Director of Operations	2023	$20,034	$-	$20,034
	2022	$125,000	$-	$125,000

Stephen A. Herron, Sr. (5)
Director of Sales	2023	$19,686	$-	$19,686
	2022	$125,000	$-	$125,000

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.
(2)	Mr. Davis was appointed as our Chief Financial Officer on January 1, 2002 and as our Chief Executive Officer, President, Treasurer, and Chairman of the Board on June 4, 2004, and served as our Chief Financial Officer and Treasurer until August 31, 2022.
(4)	Mr. Cotting joined the Company as our Director of Operations (a non-executive officer level position) on April 1, 2020.
(5)	Mr. Herron joined the Company as our Director of Sales (a non-executive officer level position) on April 1, 2020.
(6)	Mr. Plumb joined the Company as our Chief Financial Officer on August 29, 2022.

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

Mr. Davis earned total cash compensation for his services to us in the amount of $125,000 in our 2023 fiscal year, of which $58,000 was deferred, and $153,000 in our 2022 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or unvested stock awards outstanding as of September 30, 2023.

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

Director Summary Compensation Table

As of the end of our 2023 fiscal year, we had four non-employee directors. We did not compensate them for their service as directors during any of the years in which they served.

Risk Assessment in Compensation Programs

During our 2023 and 2022 fiscal years, we paid compensation to our employees, including executive and non- executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

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

The following table sets forth, as of January 16, 2024, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO (2)
c/o 38246 N. Hazelwood Circle
Cave Creek, AZ 85331	Common Stock	28,254,345	5.58%
Steven M Plumb, CFO
9130 Cliffwood Drive
Houston, TX 77096	Common Stock	-	*	%
Nick Mehdi
4719 Chenybriar Ave.
Sugar Land, TX 77479	Common Stock	-	*	%
Irving Minnaker 550 South Ocean Blvd, Apt. 1201 Boca Raton Florida 33432	Common Stock	-	*	%
Dustin Sullivan 212 Island Drive Island Lake, IL 60042	Common Stock	3,825,654	*	%
Claude Zdanow 8605 Santa Monica Blvd. PMB 36522 Los Angeles, CA 90069	Common Stock
Directors and Executive Officers as a Group (5 persons)	Common Stock	32,079,999	5.58%

* Less than 1%

(1)	Applicable percentage of ownership is based on 506,357,952 shares of our Common Stock outstanding as of January 16, 2024, plus, for each stockholder, all shares that such stockholder could be issued within 60 days upon the conversion or exercise of any convertible or exercisable securities.

(2)	Includes 3,044,175 shares of our Common Stock owned of record and beneficially by Mr. Davis and 25,210,170 shares of our Common Stock owned of record by Rayne Forecast Inc. (“Rayne”), an entity over which Mr. Davis has dispositive and voting authority. Does not include 20,526,143 shares of our Common Stock held in an escrow account with the Company’s counsel for the benefit of Rayne, subject to release upon our payment of our obligations under our promissory note to Hyla UK.

The following table sets forth, as of January 16, 2024, certain information with respect to the beneficial ownership of our Series H Stock by (i) each stockholder, or group of affiliated stockholders, known by us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent Owned (%) (1)
Todd Davis, CEO c/o 38246 N. Hazelwood Circle Cave Creek, AZ 85331	Series H Convertible Preferred Stock	-	*	%
Steven M Plumb, CFO 9130 Cliffwood Drive Houston, TX 77096	Series H Convertible Preferred Stock	-	*	%
LNMS LLC (2) 4719 Chenybriar Ave. Sugar Land, TX 77479	Series H Convertible Preferred Stock	278,048.782	5.7%
Irving Minnaker 550 South Ocean Blvd., Apt. 1201 Boca Raton Florida 33432	Series H Convertible Preferred Stock	-	*	%
Dustin Sullivan, Director 212 Island Drive Island Lake, IL 60042	Series H Convertible Preferred Stock	-	*	%

Directors and Executive Officers as a Group (5 persons)	Series H Convertible Preferred Stock	-	5.7%
Beneficial Owner of More than 5%	Series H Convertible Preferred Stock
Global Investment Holdings Limited (3) 826 N. La Cienega Blvd. Los Angeles, CA 90069	Series H Convertible Preferred Stock	3,846,341.48	78.85%

* Less than 1%

(1)	Applicable percentage of ownership is based on 4,878,048.8 shares of our Series H Convertible Stock outstanding as of January 16, 2024.

(2)	LNMS LLC is managed by Nick Mehdi, who makes all of its investment decisions.

(3)	Global Investment Holdings Limited is managed by Max Baker, who makes all of its investment decisions.

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

Except for the transactions described below, we have had no related party transactions during the fiscal years ended September 30, 2022 and 2023.

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

Transactions with Black Mountain Botanicals

From April 2019 through December 2019, Black Mountain Botanicals (BMB), an entity owned by the spouse of our President, was a contractor of the Company for sales and procurement. During the years ended September 30, 2021, and September 30, 2022, BMB was paid $105,582 and $127,444, respectively, for such services. Additionally, during the years ended September 30, 2021, and September 30, 2022, BMB collected and processed the Company’s credit card charges from sales and advanced funds totaling $94,692 and $44,701, respectively. The transaction fee for the service is three percent plus interest calculated on each credit facility utilized.

Director Independence

Our Board is currently composed of five members: Messrs. Davis, Mehdi, Minnaker, Sullivan, and Zdanow. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that Messrs. Mehdi, Minnaker, and Sullivan are independent in accordance with the rules of The Nasdaq Stock Market, LLC, and the Commission.

Board Committees

Our Board has three board committees – Audit Committee, Compensation Committee, and Governance and Nominating Committee. The membership of the committees are as follows:

Committees	Audit Committee	Compensation Committee	Governance and Nominating Committee
Members:	Todd Davis (Chair) Irving Minnaker Dustin Sullivan Claude Zdanow	Todd Davis (Chair) Irving Minnaker Dustin Sullivan Nick Mehdi Claude Zdanow	Todd Davis (Chair) Irving Minnaker Dustin Sullivan Nick Mehdi Claude Zdanow

Audit Committee

On January 1, 2021, our Board adopted an audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Minnaker, Sullivan, Zdanow, and Davis (Chairman) serve on the Audit Committee. As of the date of this Offering Circular, none of the members qualifies as an “audit committee financial expert.”

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

Compensation Committee

On January 1, 2021, our Board approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Messrs. Mehdi, Minnaker, Sullivan, Zdanow and Davis (Chairman) serve as members of the Compensation Committee. Messrs. Mehdi, Minnaker, Sullivan and Zdanow each meet the independence requirements of The Nasdaq Stock Market LLC and the Commission, qualify as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualify as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs.

Governance and Nominating Committee

On January 1, 2021, our Board approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Mehdi, Minnaker, Sullivan, Zdanow and Davis (Chairman) serve as members of the Nominating Committee. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of the Nasdaq Stock Market LLC and the Commission; however, currently only Messrs. Mehdi, Minnaker, Sullivan and Zdanow qualify as independent directors. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws.

Item 14. Principal and Accounting Fees and Services.

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2023 and 2022 non-audit services listed below were pre-approved.

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

The following fees were billed to us by our independent registered public accounting firm, Turner, Stone & Company, LLP, which served as the Company’s auditor from fiscal years ending September 30, 2023 and September 30, 2023 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2023.

	September 30,	September 30,
Description	2023	2022
Audit fees	$88,226	$63,823
Audit-related fees	$16,500	$0
Legal fees	$0	$0
All other fees	$67,862	$21,002
Total	$172,588	$84,825

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit No.	Description

2.1**	Share Exchange Agreement by and among PanaMed, Inc and the Registrant, dated February 22, 2002

2.2 **	Share Exchange Agreement by and among PhytoLabs, LLC and the Registrant, dated March 1, 2017

2.3a**	Common Stock Share Exchange Agreement between Go Green Global Inc and the Registrant dated May 1, 2018

2.3b**	First Amended Common Stock Share Exchange Agreement by and among Go Green Global, Inc. and the Registrant, dated July 10, 2018

3.1**	Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Nevada on September 5, 1997

3.1a**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 1, 2002

3.1b**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of the State of Nevada on June 22, 2005

3.1c**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 25, 2018

3.1d**	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on May 3, 2020

3.1e**	Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 25, 2021

3.2**	Amended and Restated Bylaws of the Registrant, dated January 25, 2021

3.3**	Certificate of Designation of Series Z Preferred filed with the Secretary of State of the State of Nevada, dated January 1, 2021

3.3a>	Certificate of Withdrawal of Certificate of Designation for the Series Z Convertible Preferred Stock filed with the Secretary of State for the State of Nevada on September 6, 2022

3.4>	Certificate of Designation of Rights, Privileges, Preferences, and Limitations of Series H Convertible Preferred Stock of the registrant filed with the Secretary of State of the State of Nevada on August 25, 2022

4.1**	Amended Common Stock Purchase Warrant of the Registrant, dated February 1, 2019

4.2**	Amended Common Stock Purchase Warrant of the Registrant, dated June 5, 2019

4.3**	Amended Common Stock Purchase Warrant of the Registrant, dated July 7, 2019

4.4**	Amended Common Stock Purchase Warrant of the Registrant, dated August 1, 2019

4.5**	Amended Common Stock Purchase Warrant of the Registrant, dated August 12, 2019

4.6**	Amended Common Stock Purchase Warrant of the Registrant, dated September 15, 2019

4.7**	Amended Common Stock Purchase Warrant of the Registrant, dated October 5, 2019

4.8**	Amended Common Stock Purchase Warrant of the Registrant, dated February 5, 2020

4.8a^	Warrant Modification and Clarification Agreement between the Registrant and the holder of eight Common Stock Purchase Warrants, dated March 31, 2021

4.9#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (2,500,000 shares)

4.10#	Common Stock Purchase Warrant granted by the Registrant, dated May 10, 2010 (5,185,185 shares)

4.11>	Form of Warrant of the registrant granted to two separate investors, effective as of August 31, 2022

10.2**	Stock Purchase Agreement by and between CBD Life Brands, Inc. and the Registrant, dated March 1, 2020

10.3a**	Operating Agreement by and between Khode, LLC and the Registrant, dated October 1, 2020

10.3b**	Endorsement Agreement by and among Khode, LLC and the Registrant

10.4**	Stock Purchase Agreement by and among Retail Pro Associates, Inc. and the Registrant, dated April 25, 2020

10.5**	Sale and Distribution Agreement by and among CBD Health Solutions and the Registrant, dated January 28,2019

10.6**	Distribution Agreement by and among Gold Coast and the Registrant, dated February 17, 2019

10.7**	Sales Representative Agreement by and among Impulse Health and the Registrant, dated December 15, 2017

10.8**	3PL Agreement by and among Virtual Supply and the Registrant, dated August 7, 2019

10.9**	Electronics Payment Agreement by and among Walgreens, Inc and the Registrant dated February 5, 2019

10.10**	Employment Contract – Todd Davis, dated April 5, 2005

10.11**	Consulting Agreement between Rayne Forecast Inc and the Registrant, dated September 1, 2001

10.11a**	Amended Consulting Agreement between Rayne Forecast Inc and the Registrant, dated October 1, 2009

10.12^	Securities Purchase Agreement between the Registrant and an investor, dated October 11, 2019

10.13^	Security Agreement between the Registrant and an investor, dated October 11, 2019

10.14^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $750,000, dated October 19, 2019

10.15^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $700,000, dated November 1, 2019

10.16^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $550,000, dated January 16, 2020

10.17^	Update Agreement between the Registrant and an investor in respect of the Senior Secured Convertible Promissory Notes, dated October 10, 2019, November 1, 2019, and January 16, 2020

10.18^	Convertible Note Purchase Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.19^	Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.20^	Intellectual Property Security Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.21^	Registration Rights Agreement between the Registrant and an institutional investor, dated January 22, 2021

10.22^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $1,250,000, dated January 22, 2021

10.23^	Common Stock Purchase Warrant of the Registrant exercisable for up to 10,416,667 shares of the Registrant’s common stock, granted on January 22, 2021

10.24^	Percentage Payment Agreement between the Registrant and a third party, dated January 22, 2021

10.25^	Senior Secured Convertible Promissory Note of the Registrant in the principal amount of $300,000, dated March 5, 2021

10.26^	Common Stock Purchase Warrant of the Registrant exercisable for up to 3,111,111 shares of the Registrant’s common stock, granted on March 5, 2021

10.27#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($386,400)

10.28#	Promissory Note of the Registrant, dated May 10, 2021 ($386,400)

10.29#	Securities Purchase Agreement of the Registrant, dated May 10, 2021 ($750,000)

10.30#	Promissory Note of the Registrant, dated May 10, 2021 ($250,000)

10.31#	Registration Rights Agreement, dated May 10, 2021

10.32+	Exchange Agreement between Rayne Forecast, Inc., and the Registrant, effective as of September 30, 2021

10.33+	Exchange Agreement between Todd Davis and the Registrant, effective as of September 30, 2021

10.34	Reserved

10.35>	Form of Control Acquisition Agreement among the Registrant, EH Sub Inc., and Hyla UK Holdco Limited, effective as of August 31, 2022

10.36>	Form of Self-Financing Promissory Note of the Registrant issued to Hyla UK Holdco Limited, effective as of August 31, 2022

10.37>	Form of Intercompany Services Agreement between the Registrant and Hyla US Holdco Limited, effective as of August 31, 2022

10.38>	Form of Promissory Note of HYLA US Holdco Limited issued to the Registrant, effective as of August 31, 2022

10.39>	Form of Note Purchase Agreement among the Registrant and two separate investors, effective as of August 31, 2022

10.40>	Form of Convertible Senior Note of the Registrant sold and issued to two separate investors, effective as of August 31, 2022

10.41>	Form of Registration Rights Agreement between the Registrant and two separate investors, effective as of August 31, 2022

10.42>	Form of Security Agreement of the Registrant in favor of two separate investors, effective as of August 31, 2022

10.43>	Form of IP Security Agreement of the Registrant in favor of two separate investors, effective as of August 31, 2022

10.44>	Form of Settlement, Lock-Up, and Leak-Out Agreement between the Registrant and seven separate investors, effective August 31, 2022

10.45>	Form of Promissory Note of the Registrant issued to seven separate investors, effective August 31, 2022

10.46>	Form of Contribution and Exchange Agreement among the Registrant, CBD Unlimited, Inc., Todd Allen Davis, and Rayne Forecast Inc., effective August 31

10.47>	Form of Escrow Agreement among the Registrant, Todd Allen Davis, Rayne Forecast Inc., and the escrow agent, effective August 31, 2022

10.48>	Form of Executive Agreement between the Registrant and Todd Allen Davis, effective August 31, 2022

10.49	Form of Stockholders Agreement among the Registrant, Todd Allen Davis, Rayne Forecast Inc., and CBD Unlimited, Inc., effective as of August 31, 2022 (to be filed by further amendment)

10.50>	Employment Agreement between Hyla US Holdco Limited and Nick Mehdi, dated June 14, 2021

10.51<	Master Distributor Agreement between Southern Glazer’s Wine and Spirits, LLC, and the Registrant, dated March 27, 2020

10.52<	Sales Representative Agreement between Impulse Health LLC and the Registrant, dated April 1, 2020

10.53<	Brand Consulting Agreement between Beauty Strategy Group, LLC and the Registrant, dated April 21, 2021

10.54<	Master Service Agreement between Impact Brokers, LLC, and Khode LLC, dated October 9, 2020

11.1**	Audit Committee Charter

11.2**	Compensation Committee Charter

11.3**	Corporate Governance and Nominating Committee Charter

21.1*	Subsidiaries of the Registrant

23.1	Reserved

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* - Filed herewith.

+ - Filed as exhibits with equivalent exhibit numbers to our Annual Report on Form 10-K (Amendment No. 1), filed with the Commission on June 9, 2023, each of which is incorporated herein by reference thereto.

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

ENDEXX Corporation

January 16, 2024	By:	/s/ Todd Davis
Todd Davis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd Davis	Dated: January 16, 2024
Todd Davis
President, Chief Executive Officer,
Secretary and Chairman and Director

/s/ Steven M Plumb	Dated: January 16, 2024
Steven M Plumb
Chief Financial Officer

/s/ Nick Mehdi	Dated: January 16, 2024
Nick Mehdi
Director

/s/ Irving Minnaker	Dated: January 16, 2024
Irving Minnaker
Director

/s/ Dustin Sullivan	Dated: January 16, 2024
Dustin Sullivan
Director

/s/ Claude Zdanow _	Dated: January 16, 2024
Claude Zdanow
Director

